Form 10-Q
period 1993-12-25
DURACELL INTERNATIONAL INC
filed 1994-02-07
CIK 873482

FORM 10-Q



																	   SECURITIES AND EXCHANGE COMMISSION

																								 Washington, D.C.  20549



[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934



	For the quarterly period ended December 25, 1993



OR



[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934



	For the transition period from ______ to _______





Commission File Number 33-23528





				 Duracell International Inc.


(Exact name of registrant as specified in its charter)







    Delaware                                               06-1240267


(State or other jurisdiction of                           (I.R.S. Employer

incorporation or organization)                           Identification No.)





Berkshire Corporate Park, Bethel, CT                          06801

(Address of principal executive offices)                    (Zip Code)





Registrant's telephone number, including area code      (203) 796-4000





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements of the past 90 days.    YES   X    NO ____



Number of Shares of Common Stock, Par Value $.01,

    Outstanding as of January 21, 1994                       116,560,131

				  DURACELL INTERNATIONAL INC.




				     TABLE OF CONTENTS





										     Page No.

PART I.  FINANCIAL INFORMATION:

  Condensed Consolidated Unaudited Financial Statements:



  Statements of Consolidated Operations for the Three and Six
  Fiscal Months Ended December 25, 1993 and December 26, 1992       1



  Consolidated Balance Sheets - December 25, 1993 and June 30,
  1993                                                             2



  Statements of Consolidated Cash Flows for the Three and Six
  Fiscal Months Ended December 25, 1993 and December 26, 1992      3



  Notes to Condensed Consolidated Financial Statements           4-7



  Management's Discussion and Analysis of Results of Operations
  and Financial Condition                                        8-12



PART II.  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                       13


Duracell International Inc.

Condensed Statements of Consolidated Operations

(Unaudited)


																							 For the Three Fiscal             For the Six Fiscal
																						  Months Ended                   Months Ended

 In millions, except per share amounts
																							     Dec. 25,  Dec. 26,          Dec. 25,   Dec. 26,
																														1993      1992               1993       1992
Net sales                   $ 660.6    $ 622.3           $1,098.1   $1,052.8

Operating expenses:

 Cost of products sold        211.8      218.3              364.3      377.6

 Selling, general and administrative
 expenses                     275.4      249.0              478.6      444.6

   Total operating expenses   487.2      467.3              842.9      822.2

Operating income              173.4      155.0              255.2      230.6

Interest expense                8.3       12.5               16.3       26.5

Other expense                   2.0        6.5                3.3       10.1

Income before accounting change and
income taxes                  163.1      136.0              235.6      194.0

Provision for income taxes     64.0       40.6               92.1       58.8

Income before acctng change    99.1       95.4              143.5      135.2

Cumulative effect of accounting change, net
of income tax benefit of $4.7     -        -                  -        (75.4)

Net income                  $  99.1    $  95.4           $   143.5  $   59.8

Per share amounts:

Income before acctng change $ 0.83     $  0.80           $    1.21  $    1.14

Cumulative effect of accounting
change                         -            -                  -        (0.64)

     Net income             $ 0.83     $  0.80           $    1.21  $    0.50

Weighted average shares and share equivalents
outstanding                   119.6      118.9               118.5     118.7

Cash dividends per share on
common stock                $  0.16    $  0.08           $     0.32 $    0.16


See notes to condensed consolidated financial statements.

Duracell International Inc.

Condensed Consolidated Balance Sheets


In millions                              Dec. 25, 1993     June 30, 1993

                                          (unaudited)

ASSETS

Current assets:

 Cash and cash equivalents                  $     27.6        $     25.9

 Accounts receivable, less allowance of
 $23.3 and $18.1                                 483.3             270.6

 Inventories                                     168.4             194.9

 Prepaid and other current assets                 34.4              34.6

     Total current assets                        713.7             526.0

Property, plant and equipment, net of accumulated
depreciation of $187.5 and $170.1                292.2             294.2

Intangibles, net of accumulated amortization of
$252.0 and $233.0                              1,137.3           1,165.2

Other assets                                      13.7              12.2

     Total assets                           $  2,156.9        $  1,997.6

 LIABILITIES AND EQUITY

Current liabilities:

 Accounts payable                           $     82.0        $     90.1
 Short-term borrowings and current portion of
 long-term debt                                   58.2              30.7

 Accrued liabilities                             278.1             202.7

     Total current liabilities                   418.3             323.5

Long-term debt                                   394.0             473.8

Postretirement benefits other than pensions       94.7              91.2

Deferred income taxes                             69.7              62.2

Other non-current liabilities                     63.8              65.1

     Total liabilities                         1,040.5           1,015.8

Commitments and contingencies

Equity:

     Common stock and capital surplus          1,052.9           1,016.2

     Retained earnings (accumulated deficit)      93.5             (12.9)

     Accumulated translation adjustment          (30.0)            (21.5)

     Total equity                              1,116.4             981.8

     Total liabilities and equity           $  2,156.9        $  1,997.6



See notes to condensed consolidated financial statements.



Duracell International Inc.

Condensed Statements of Consolidated Cash Flows

(Unaudited)


																																						For the Six Fiscal Months Ended

In millions                               Dec. 25, 1993     Dec. 26, 1992

Operating activities:

  Income before accounting change             $143.5            $135.2

  Adjustments to reconcile income before
  accounting change to cash provided by
  operating activities:

  Depreciation                                  19.4              20.0

  Amortization                                  21.4              24.2

  Provision for deferred taxes                  37.1              22.6

  Other noncash items                            4.7              11.7

  (Increase) decrease in:

   Accounts receivable                        (219.5)           (200.4)

   Inventories                                  22.3              61.5

   Other working capital                        81.7              65.3

   Cash provided by operating activities       110.6             140.1

Investing activities:

Purchase of property, plant and equipment      (22.8)            (20.5)

Proceeds from sales of assets and other         (2.2)              4.1

Cash used by investing activities              (25.0)            (16.4)

Financing activities:

Issuance of common stock                         7.5               8.8

  Repayment of revolving credit
  borrowings, net                              (93.4)            (70.7)

  Dividends paid                               (37.1)            (18.1)

  Issuance (repayment) of commercial
  paper, net                                    15.8             (42.4)

  Net change in other borrowings & other        22.8               7.3

  Cash used by financing activities            (84.4)           (115.1)

Effect of exchange rate changes on cash          0.5               3.8

Increase in cash and cash equivalents            1.7              12.4

Cash and cash equivalents,
beginning of period

Cash and cash equivalents, end of period      $ 27.6            $ 20.3

Cash paid during the period for:

  Interest                                   $  15.8            $ 25.1

  Taxes                                      $  27.9            $ 16.6



See notes to condensed consolidated financial statements.


DURACELL INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollar amounts in millions except per share amounts)

(unaudited)



1.    Summary of Significant Accounting Policies



Basis of Presentation

The condensed financial statements of Duracell International Inc. (the "Company") are unaudited, but in the opinion of management contain all adjustments which are of a normal and recurring nature necessary to represent fairly the financial position and the results of operations and cash flows for the periods presented.



The results of operations for these periods are not necessarily indicative of the results to be expected for the full year. Worldwide battery sales are significantly greater in the second half of the calendar year than the first half due to consumers' traditionally strong purchases during the holiday season.



The Company's fiscal year ends June 30.



Inventories

Inventories are valued at the lower cost of market using the first-in, first-out method.



Advertising

Accruals for advertising costs are recorded in interim periods based upon forecasted expenditures for the current fiscal year and charged to expense proportionally to the ratio of year-to-date sales to the most recent forecast of annual sales.



Earnings Per Share

Earnings per share is calculated by dividing net income by the weighted average number of common shares and common stock equivalents outstanding during the period.



2.    Inventories

The cost of inventories by stage of manufacture was:


                             December 25,                  June 30,
					  1993                         1993
Finished goods                 $104.7                       $132.4

Work in process                  44.8                         43.2

Raw materials and supplies       18.9                         19.3

Total                          $168.4                       $194.9

3. Income Taxes

The Company adopted Financial Accounting Standards ("FAS") No.
109, "Accounting for Income Taxes", effective July 1, 1993.
Adoption of FAS No. 109 did not have a material effect on the results of operations.



Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. These deferred taxes are measured by applying current tax laws. The tax liability as of July 1, 1993 after giving effect to the adoption of FAS No. 109 follows:

    Deferred tax liabilities:

     Intangibles                                     $285.2

     Property, plant and equipment                     41.1

     Other                                             34.0

     Subtotal                                         360.3

    Deferred tax assets:

     Operating loss carryforwards                     292.4

     Postretirement benefit obligation                 34.1

     Other                                             36.4

     Subtotal                                         362.9

     Valuation allowance                              (46.9)

    Net deferred tax liability                        $44.3





Upon adoption of FAS No. 109, $22.4 of previously unrecorded tax benefits arising from stock option exercises were recognized in capital surplus.



The Company's effective income tax rate was 39.1% for the first six months of fiscal 1994, compared with 30.3% in the comparable
1993 period. The adoption of FAS No. 109 had no material effect on the effective tax rate for the first six months.



The provision for income taxes for the six months ended December
25, 1993 and December 26, 1992 was $92.1 and $58.8,
respectively. Information to identify the components of the income tax expense is not available.

At June 30, 1993, the Company had U.S. federal net operating loss carryforwards of approximately $550 for tax purposes which do not begin to expire until 2004 and foreign net operating loss carryforwards of $50 for tax purposes which expire beginning in 1994.



See Note 6 for a discussion of the U.S. Internal Revenue
Service's audit of the Company's 1988, 1989 and 1990 U.S. tax returns.



No provision was made in fiscal 1993 for U.S. income taxes on the undistributed earnings of the foreign subsidiaries as it is the Company's intention to utilize those earnings in the foreign operations for an indefinite period of time or repatriate such earnings only when tax effective to do so. At June 30, 1993, undistributed earnings of the Company's foreign subsidiaries amounted to $160. It is not practicable to determine the amount of income or withholding tax that would be payable upon the remittance of those earnings.



4.    Debt



Effective December 22,1993 the Company amended two of its principal credit facilities which provided for a pricing reduction, elimination of $175.0 of credit availability and a one year maturity extension to 1997.



5.    Equity



The Company paid quarterly cash dividends of $0.16 and $0.08 per share of common stock during the first six months of fiscal 1994 and 1993, respectively. Total dividends paid during these periods were $37.1 and $18.1, respectively.



Common stock and capital surplus increased $36.7 reflecting proceeds of $7.5 from stock option exercises and $29.2 of tax benefits arising from stock option transactions, including $22.4 of previously unrecorded tax benefits recognized at the beginning of the year as a result of the adoption of FAS No. 109 as discussed in Note 3.



6.    Commitments and Contingencies



During the second quarter of fiscal 1994, the Company received from the U.S. Internal Revenue Service proposed adjustments as a result of their examination of the Company's U.S. tax returns for 1988, 1989 and 1990. The proposed adjustments relate to deductions taken by the Company with respect to the assets of the battery business acquired from Kraft, Inc. on June 24, 1988.



The proposed audit adjustments, if ultimately upheld, would result in elimination of the Company's U.S. federal tax net operating loss carryforward. The Company believes that these deductions were properly claimed and is taking appropriate steps to defend its position. As these proposed adjustments relate to assets acquired in the June 1988 acquisition, the tax impact of any adjustments ultimately upheld would decrease the Company's cash, increase it's goodwill, and not have any significant impact on the Company's future earnings.

Duracell's Lexington, North Carolina manufacturing site continues to be under review by the U.S. Environmental Protection Agency ("EPA") for mercury contamination, a process which could culminate in it being designated a federal Superfund site. Comprehensive remediation actions have taken place at the Lexington site over the past ten years. Management believes these actions, combined with its planned future remediation efforts, should adequately address any concern on the part the EPA. As of December 25, 1993, the Company estimates that future costs will not exceed $10 million, which the Company has reserved.

Management's Discussion and Analysis of Results of Operations and Financial Condition.

Results of Operations

Summarized below are the results of operations for the three and six months ended December 25, 1993 and December 26, 1992, respectively (in millions, except per share amounts):



														 Three Fiscal Months Ended        Six Fiscal Months Ended

																		  % Change                             % Change


	   Dec. 25, Dec. 26, Reported Perf.* Dec. 25, Dec. 26, Reported Perf.*
	     1993     1992                     1993     1992
Alkaline unit volume:
N. America 434.0    386.9    12       12     719.6   646.0     11       11

Europe     251.9    240.4     5        5     393.1   378.1      4        4

Other Int'l
Markets    170.9    151.9    13      13      303.6   274.4     11       11

	   					  856.8    779.2    10      10    1,416.3 1,298.5      9        9

Sales:

N. America$361.1  $ 324.4    11      12     $610.0  $555.9     10       10

Europe     214.4    225.9    (5)      7      338.4   368.0     (8)       7

Other Int'l
Markets     85.1     72.0    18      18      149.7   128.9     16       16

						     660.6    622.3     6      11    1,098.1 1,052.8      4       10

Operating income:

N.America  125.9    102.9    22      23      194.2   166.6     17       17

Europe      53.6     59.2    (9)      2       78.1    83.2     (6)       8

Other Int'l
Markets     14.8     12.0    23      24       23.0    18.5     24       28

						     194.3    174.1    12      17      295.3   268.3     10       15

Corporate/
R & D      (20.9)   (19.1)   (9)     (9)     (40.1)  (37.7)    (6)      (6)

						     173.4    155.0    12      17      255.2   230.6     11       17


Int. exp.    8.3     12.5    34      31       16.3    26.5     38       35

Other exp.   2.0      6.5    69      64        3.3    10.1     67       55

Income before accounting change and income
taxes      163.1    136.0    20      25      235.6   194.0     21       27

Tax exp.    64.0     40.6   (58)    (70)      92.1    58.8    (57)     (68)

Effective tax
rate        39.2%    29.9% (9.3pp)(9.3pp)     39.1%   30.3% (8.8pp) (8.8pp)

Income before accounting
change      99.1     95.4     4       7      143.5   135.2      6       10

Income per share before accounting
change    $0.83    $0.80      4       6      $1.21   $1.14      6       10


* Performance - adjusted for foreign exchange (i.e., foreign currency translation, defined as the impact of translating the income statement from local currency to U.S. dollars).


Overview

Second quarter pre-tax income improved 20% to $163.1 million driven by the double digit alkaline unit volume, sales and operating income growth in North America and Other International Markets. Consolidated sales increased 6% (up 11% before the impact of unfavorable currency translation) due to alkaline volume growth and higher prices across most markets. The operating income increase of 12% (up 17% before the impact of unfavorable currency translation) was largely due to the higher sales and improved margins. The growth in operating income combined with interest savings and lower foreign exchange losses more than offset higher taxes and resulted in an increase in net income of 4% to $99.1 million for the quarter.

For the six months ended December 25, 1993, income before accounting change increased 6% to $143.5 million as an 11% increase in operating income (up 17% before currency translation) and a 38% reduction in interest costs were partially offset by higher taxes, resulting from the full utilization of U.S. net operating loss carryforwards in fiscal 1993.

Second Quarter Ended December 25, 1993

North America

Alkaline unit volume grew as a result of market growth, share gains and expanded distribution in the wholesale club trade class. The sales increase reflects the volume growth and the benefits from a 3% U.S. price increase in March 1993. Operating income rose 22% driven by the sales gain offset in part by increased investment in advertising and promotion to support the DURACELL brand.

Europe

Alkaline unit volume growth was driven by successful Christmas promotions in France and Spain and expanded distribution in Eastern Europe partially offset by sluggishness related to recessionary economies throughout much of Europe and strong price competition in several key markets. After excluding unfavorable currency translation of $26 million, sales increased 7% due to higher prices and volume growth. Operating income increased 2% (after excluding $7 million of unfavorable currency translation) as sales growth, lower manufacturing costs and restructuring related savings were offset by increased advertising and promotion.

Other International Markets

Alkaline unit volume growth was driven by continued alkaline penetration and distribution gains throughout much of Latin America, the Middle East and Africa, partially offset by volume declines in Mexico and Brazil due to soft economies and competitive pressures. Signs of improvement are beginning to appear in Mexico as well as in Australia, markets which have been in recession for more than a year. Sales increased reflecting the volume growth and higher prices. Operating income, which continues to increase at a greater pace than sales, was driven by improved gross margins partially offset by increased marketing, distribution, advertising and promotion spending to support alkaline volume growth.

Six Months Ended December 25, 1993

North America

Alkaline unit volume grew as a result of market growth, share gains and expanded distribution in the wholesale club trade class offset in part by the absence of shipments related to Hurricane Andrew in August 1992. Higher sales reflects the volume growth and the benefits from the March 1993 U.S. price increase partially offset by $3 million of unfavorable foreign currency translation in Canada. Operating income rose 17% driven by the sales gain offset in part by increased investment in advertising and promotion.

Europe

As a result of recessionary economies throughout much of Europe and strong price competition in several key markets, alkaline
unit volume growth was limited to 4%.   Sales increased 7% after
excluding unfavorable currency translation of $52 million, due to higher prices and volume growth. After excluding unfavorable currency translation of $11 million, operating income increased 8% on sales growth, lower manufacturing costs and restructuring related savings partially offset by increased advertising and promotion.

Other International Markets

Alkaline unit volume increased reflecting alkaline penetration and distribution gains in Latin American, Middle Eastern and African markets offset in part by declines in Mexico, Brazil and Australia reflecting soft economies and competitive pressures. The sales increase was driven by volume growth and higher prices. Operating income, which increased at a pace greater than sales, continued to grow through improved gross margins partially offset by higher advertising, promotion and other volume-related costs to support alkaline volume growth.

Corporate/Research & Development

Operating expenses increased 9% and 6% during the three and six months ended December 25, 1993, respectively, reflecting higher spending on research and development related to the Company's new line of high power batteries.

Interest Expense

The decrease in interest expense reflects debt reduction, achieved through the use of cash generated from operations, and lower worldwide interest rates.

Other Expense

Other expense decreased as a result of lower foreign exchange losses reflecting the success of foreign exchange hedging activities and the absence of turmoil between the European currencies which existed during fiscal 1993.

Income Tax Expense

The provision for income taxes increased as a result of higher pre-tax income and higher effective tax rates. The increase in the Company's effective tax rate for the period reflects the impact of the full utilization of domestic net operating loss carryforwards during fiscal 1993.

The Omnibus Budget Reconciliation Act of 1993 (the "Act") became effective August 10, 1993. The Company has analyzed the effects of the tax changes included in the Act on its operations and has concluded that the impact is insignificant.

The Company adopted FAS No. 109 "Accounting for Income Taxes" during the first quarter of fiscal 1994. Implementation of this standard did not have a material impact on results of operations or financial condition.

Financial Condition



				December 25, 1993       December 26, 1992

Cash flow from operations (1) $154.3                $ 181.8

Capital Expenditures            22.8                   20.5

Interest paid                   15.8                   25.1

Taxes paid                      27.9                   16.6

Other sources (uses) of cash    (2.2)                   4.1

Free cash flow (2)              85.6                  123.7

Dividends paid                  37.1                   18.1

Total debt-to-capital ratio     29%                    37%

_______________


(1)  Excludes changes in accrued interest and taxes.

(2) Defined as cash flow after operating and investing activities.




Free cash flow decreased $38.1 million to $85.6 million for the six months ended December 25, 1993 as a result of increased receivables from sales growth, the absence of an inventory reduction which occurred in fiscal 1993 and higher tax payments partially offset by lower interest costs.



The Company will rely on cash generated from operations to fund its future working capital and capital expenditure requirements needed to support continued sales growth, geographic expansion and investment in new high power rechargeable batteries. Funds available from unused bank credit facilities will be used primarily to fund seasonal working capital during the year when receivables and inventories rise to meet operating requirements.

Capital expenditures are expected to increase significantly in fiscal 1994 and over the next several years, when compared to prior years, for capacity expansion, efficiencies in the manufacturing process, and investments to develop new high power rechargeable batteries.



Interest payments decreased $9.3 million or 37% for the six months ended December 25, 1993 when measured against the comparable prior year period. This decline was achieved through a reduction in the Company's debt levels and lower worldwide interest rates.



Cash taxes have remained low as taxable income was shielded by deductions for amortization and depreciation taken earlier for tax purposed than recognized for book purposes, principally in the United States. As of the end of fiscal 1993, the U.S. tax net operating loss carryforward was $550 million. See Footnote 6 in the Notes to Condensed Consolidated Unaudited Financial Statements for discussion regarding the U.S. Internal Revenue Service's audit of the Company's 1988, 1989 and 1990 U.S. tax returns.



At December 25, 1993, the Company's total debt-to-capital ratio was 29%, a decline from 34% at June 30, 1993 and 37% at December 26, 1992. This achievement is consistent with the Company's objective of maintaining an investment grade credit rating. As a result of significant free cash flow, the Company has been able to maintain a level of debt which provides for low cost financing.



As of December 25, 1993, the Company has $795 million in contractually committed lines of credit from its principal long-term bank credit facilities under which $322 million was outstanding. Commitments under the facilities can be used to support commercial paper, of which $81 million was outstanding at December 25, 1993. The Company's commercial paper program is rated investment grade by both Standard & Poor's Corporation and Moody's Investors Services Inc. Unused borrowing capacity under its principal bank credit facilities at December 25, 1993 was $473 million.

PART II



OTHER INFORMATION





Item 6.     EXHIBITS AND REPORTS ON FORM 8-K


(a)   Exhibits



		(i)   Statement re:  computation of earnings per share



	     (ii) Fifth Amendment, dated as of December 22, 1993, to the Second Amended and Restated Credit Agreement, dated as of March
29, 1991, among Duracell International Inc. and certain of its affiliates and the Banks listed therein, including The First
National Bank of Chicago, as agent.



	    (iii) Eighth Amendment, dated as of December 22, 1993, to the Amended and Restated Multi-Option Financing Facility Agreement, dated as of November 16, 1990 among Duracell International Inc.
and certain of its affiliates, the Financial Institutions listed therein, including Bank of America International Limited as facility agent and The First National Bank of Chicago as documentation agent.



(b)   Reports on Form 8-K



		On October 20, 1993, the Company filed a Report on Form 8-K. This filing included the Company's press release and unaudited operating results for the three fiscal months ended September 25, 1993.

SIGNATURE





	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






					 DURACELL INTERNATIONAL INC.


February 4, 1993             By:Robert A. Burgholzer, Jr.
					  Robert A. Burgholzer, Jr.
					  Vice President and Controller
					 (Principal Accounting Officer)

DURACELL INTERNATIONAL INC.

COMPUTATION OF EARNINGS PER SHARE OF COMMON STOCK

For the Three and Six Fiscal Months Ended

December 25, 1993 and December 26, 1992



                     Three Fiscal Months Ended    Six Fiscal Months Ended

In millions, except per share amounts
			    Dec. 25,  Dec. 26,          Dec. 25,    Dec. 26,
			     1993       1992            1993         1992

Primary Computations:

Weighted average number of shares
outstanding             116.2     113.4              115.7       113.0

Effect of outstanding
stock options             3.4       5.5                2.8         5.7

Weighted average number of shares and share
equivalents outstanding 119.6     118.9              118.5       118.7


Per share amounts:

Income before accounting
change                  $0.83     $0.80              $1.21       $1.14

Accounting change         -          -                 -         (0.64)

Net income (a) (b)      $0.83     $0.80              $1.21       $0.50


Fully Diluted Computations:

Weighted average number of
shares outstanding      116.2       113.4            115.7       113.0

Effect of outstanding stock
options                   3.4         5.5              3.1         5.8

Weighted average number of shares and share
equivalents outstanding 119.6       118.9            118.8       118.8


Per share amounts:

Income before accounting
change                  $0.83     $0.80              $1.21       $1.14

Accounting change         -         -                 -          (0.64)

Net income (a) (b)      $0.83     $0.80              $1.21       $0.50

_________________________________

(a) These calculations are submitted in accordance with Regulation S-K item (b) (11)

(b) Calculated by dividing the following by the weighted average number of shares and share equivalents:

Income before accounting
change                $99.1       $95.4             $143.5      $135.2

Accounting change       -           -                   -        (75.4)

Net income            $99.1       $95.4             $143.5      $ 59.8


