Form 10-Q
period 1994-03-26
DURACELL INTERNATIONAL INC
filed 1994-05-06
CIK 873482

FORM 10-Q


											SECURITIES AND EXCHANGE COMMISSION

														Washington, D.C.  20549


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
	SECURITIES EXCHANGE ACT OF 1934



	For the quarterly period ended March 26, 1994



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



Number of Shares of Common Stock, Par Value $.01,

    Outstanding as of April 23, 1994                             117,080,240

DURACELL INTERNATIONAL INC.

TABLE OF CONTENTS



																																																																		Page No.

PART I.  FINANCIAL INFORMATION:

	Consolidated Unaudited Financial Statements:



	Statements of Consolidated Operations for the Three and Nine
	Fiscal Months Ended March 26, 1994 and March 27, 1993        				    1


	Consolidated Balance Sheets - March 26, 1994 and June 30, 1993  				 2


	Statements of Consolidated Cash Flows for the Three and Nine
	Fiscal Months Ended March 26, 1994 and March 27, 1993          				  3


	Notes to Consolidated Financial Statements                   				   4-7


	Management's Discussion and Analysis of Results of Operations
	and Financial Condition                                       				  8-12



PART II.  OTHER INFORMATION

	Item 6.  Exhibits and Reports on Form 8-K                      				  13


Duracell International Inc.

Statements of Consolidated Operations

(Unaudited)


				     For the Three Fiscal Months Ended  For the Nine Fiscal Months Ended

In millions, except per share amounts
																			 March 26,     March27,      March 26,       March 27,
																				  1994          1993           1994           1993
Net sales                $337.9         $313.2         $1,436.0      $1,366.0

Operating expenses:

 Cost of products sold    130.5          125.3            494.8         502.9

 Selling, general and administrative
 expenses                 176.9          168.2            655.5         612.8

 Total operating expenses 307.4          293.5          1,150.3       1,115.7

Operating income           30.5           19.7            285.7         250.3

Interest expense            6.6           10.1             22.9          36.6

Other (income) expense     (1.5)            .7              1.8          10.8

Income before accounting change
 and income taxes          25.4            8.9            261.0         202.9

Provision for income taxes 10.5            5.0            102.6          63.8

Income before acctg change 14.9            3.9            158.4         139.1

Cumulative effect of accounting change, net of
 income tax benefit of $4.7  -              -                -          (75.4)

Net income               $ 14.9         $   3.9          $ 158.4       $ 63.7

Per share data:

Income before acctg change $0.12        $   0.03         $   1.33      $ 1.17

Cumulative effect of
	acctg change          -                -                -              (.63)

Net income                 $0.12         $  0.03         $   1.33       $ .54

Weighted average shares and share
 equivalents outstanding   120.4           119.1           118.9        118.8

Cash dividends per share on
 common stock              $0.22         $  0.16         $   0.54      $ 0.32


See notes to consolidated financial statements.



Duracell International Inc.

Consolidated Balance Sheets




In millions                               March 26, 1994    June 30, 1993

                                           (unaudited)

ASSETS

Current assets:

 Cash and cash equivalents                $     25.1          $     25.9

 Accounts receivable, less allowance
 of $21.4  and $18.1                           280.1               270.6

 Inventories                                   200.8               194.9

 Prepaid and other current assets               43.6                34.6

  Total current assets                         549.6               526.0

Property, plant and equipment, net of accumulated
depreciation of $196.8 and $170.1             300.8               294.2

Intangibles, net of accumulated amortization
of $264.9 and $233.0                         1,128.4             1,165.2

Other assets                                    13.4                12.2

     Total assets                         $  1,992.2          $  1,997.6

LIABILITIES AND EQUITY

Current liabilities:

 Accounts payable                         $     90.7          $     90.1

 Short-term borrowings                          41.1                30.7

 Accrued liabilities                           209.0               202.7

  Total current liabilities                    340.8               323.5

Long-term debt                                 294.2               473.8

Postretirement benefits other than pensions     96.4                91.2

Deferred income taxes                           83.1                62.2

Other non-current liabilities                   59.2                65.1

     Total liabilities                         873.7             1,015.8

Commitments and contingencies

Equity:

 Common stock and capital surplus            1,065.1             1,016.2

 Retained earnings (accumulated deficit)        82.7               (12.9)

 Accumulated translation adjustment            (29.3)              (21.5)

     Total equity                            1,118.5               981.8

     Total liabilities and equity           $1,992.2            $1,997.6


See notes to consolidated financial statements.


Duracell International Inc.

Statements of Consolidated Cash Flows

(Unaudited)


																																											For the Nine Fiscal Months Ended

In millions                                March 26, 1994    March 27, 1993

Operating activities:

 Income before accounting change            $158.4            $139.1

 Adjustments to reconcile income before accounting change to cash provided by operating activities:

 Depreciation                                 29.4              29.9

 Amortization                                 32.1              36.0

 Provision for deferred taxes                 56.5              29.6

 Other noncash items                           1.8              17.7

  (Increase) decrease in:

   Accounts receivable                       (16.8)            (15.0)

   Inventories                               (10.0)             36.0

   Other working capital                       4.0               3.1

 Cash provided by operating activities       255.4             276.4

Investing activities:

 Purchase of property, plant and equipment   (40.7)            (29.2)

 Proceeds from sales of assets and other      (0.1)              3.6

 Cash used by investing activities           (40.8)            (25.6)

Financing activities:

 Issuance of common stock                     13.5              12.4

 Dividends paid                              (62.8)            (36.5)

 Repayment of revolving credit
  borrowings, net                           (159.2)           (199.8)

 Issuance (repayment) of commercial
 paper, net                                  (18.5)              1.7

 Net change in other borrowings and other     11.6              (9.2)

 Cash used by financing activities          (215.4)           (231.4)

Effect of exchange rate changes on cash         -                1.5

Increase (decrease) in cash and
cash equivalents                              (0.8)             20.9

Cash and cash equivalents, beginning of period25.9               7.9

Cash and cash equivalents, end of period    $ 25.1            $ 28.8

Cash paid during the period for:

     Interest                               $ 23.3            $ 36.0

     Taxes                                  $ 37.4            $ 21.4



See notes to consolidated financial statements.

DURACELL INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollar amounts in millions except per share amounts)

(unaudited)



1.    Summary of Significant Accounting Policies


	Basis of Presentation

The financial statements of Duracell International Inc.
(the "Company") are unaudited, but in the opinion of management contain all adjustments which are of a normal and recurring nature necessary to represent fairly the financial position and the results of operations and cash flows for the periods presented.


The results of operations for these periods are not necessarily indicative of the results to be expected for the full year. Worldwide battery sales are significantly greater in the second half of the calendar year than the first half due to consumers' traditionally strong purchases during the holiday season.


The Company's fiscal year ends June 30.


Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out method.


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


2.    Inventories

The cost of inventories by stage of manufacture was:

																																		March 26,              June 30,
																																	   1994                 1993

Finished goods 				              $130.6                 $132.4

Work in process  	                 51.6                   43.2

Raw materials and supplies 	       18.6                   19.3

 Total  	                        $200.8                 $194.9


3. Income Taxes

The Company adopted Financial Accounting Standards ("FAS") No.
109, "Accounting for Income Taxes", effective July 1, 1993.
Adoption of FAS No. 109 did not have a material effect on the results of operations.


Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. Deferred taxes are measured by applying current tax laws. The deferred tax liability as of July 1, 1993 after giving effect to the adoption of FAS No. 109 follows:



Deferred tax liabilities:

     Intangibles                                       $285.2

     Property, plant and equipment                       41.1

     Other                                               34.0

					Total																																												  360.3

Deferred tax assets:

     Operating loss carryforwards                       292.4

     Postretirement benefit obligation                   34.1

     Other                                               36.4

				 Total																																												  362.9

     Valuation allowance                                (46.9)

Net deferred tax liability                              $44.3


Upon adoption of FAS No. 109, $22.4 of previously unrecorded tax benefits arising from stock option exercises were recognized in capital surplus.


The Company's effective income tax rate was 39.3% for the first nine months of fiscal 1994, compared with 31.4% in the comparable 1993 period. The increase reflects the impact of the full utilization of domestic net operating loss carryforwards during fiscal 1993. The adoption of FAS No. 109 had no material effect on the effective tax rate for the first nine months.


The provision for income taxes for the nine months ended March 26, 1994 and March 27, 1993 was $102.6 and $63.8, respectively.
Information to identify the components of the income tax expense is not available. The valuation allowance at March 26, 1994 was $35.9.

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


4.    Debt


Effective December 22, 1993 the Company amended two of its principal credit facilities which provided for a pricing reduction, elimination of $175.0 of credit availability and a one year maturity extension to 1997.


5.    Equity


The Company paid cash dividends of $0.54 and $0.32 per share of common stock during the first nine months of fiscal 1994 and 1993, respectively. Total dividends paid during these periods were $62.8 and $36.5, respectively.


Common stock and capital surplus increased $48.9 reflecting proceeds of $13.5 from stock option exercises and $35.4 of tax benefits arising from stock option transactions, including $22.4 of previously unrecorded tax benefits recognized at the beginning of the year as a result of the adoption of FAS No. 109 as discussed in Note 3.


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


The proposed audit adjustments, if ultimately upheld, would result in elimination of the Company's U.S. federal tax net operating loss carryforward. The Company believes that these deductions were properly claimed and is taking appropriate steps to defend its position. As these proposed adjustments relate to assets acquired in the June 1988 acquisition, the tax impact of any adjustments ultimately upheld would decrease the Company's cash, increase it's goodwill, and not have any significant impact on the Company's future earnings.

Duracell's Lexington, North Carolina manufacturing site continues to be under review by the U.S. Environmental Protection Agency ("EPA") for mercury contamination, a process which is now expected to result in it being designated a federal Superfund site. Comprehensive remediation actions have taken place at the Lexington site over the past ten years. Management believes these actions, combined with its planned future remediation efforts, should adequately address certain concerns on the part the EPA. As of March 26, 1994, the Company estimates that future costs will not exceed $10 million, which the Company has reserved.

Management's Discussion and Analysis of Results of Operations and Financial Condition.


Results of Operations


Summarized below are the results of operations for the three and nine months ended March 26, 1994 and March 27, 1993, respectively (in millions, except per share amounts):



																			  Three Fiscal Months Ended   Nine Fiscal Months Ended

																																				 % Change                  % Change


														   Mar.26, Mar.27,Reported Perf.* Mar.26,Mar.27, Reported Perf.*
																		1994				1993																			1994				1993
Alkaline unit volume:
 North America 187.8   170.8    10      10     907.4   816.8     11     11
 Europe        127.5   119.7     7       7     520.6   497.8      5      5
 Other International
  Markets      131.1   115.2    14      14     434.7   389.6     12     12

Total							   446.4   405.7    10      10   1,862.7 1,704.2      9      9

Sales:
 North America$170.1  $151.2    13      13    $780.1  $707.1     10     11
 Europe        100.8   106.7    (6)      1     439.2   474.7     (7)     5
 Other International
 Markets        67.0    55.3    21      21     216.7   184.2     18     18

Total							   337.9   313.2     8      11   1,436.0 1,366.0      5     10

Operating income:

 North America  29.4    22.1    33      34     223.6   188.7     18     19
 Europe         12.4    11.7     6      16      90.5    94.9     (5)     9
 Other International
 Markets         9.9     7.9    25      27      32.9    26.4     25     27

Subtotal				    51.7    41.7    24      27     347.0   310.0     12     17

 Corporate/R&D (21.2)  (22.0)    4       4     (61.3)  (59.7)    (3)    (3)

Total							    30.5    19.7    55      65     285.7   250.3     14     21

Int. expense     6.6    10.1    35      33      22.9    36.6     37     34

Other (income)
 expense        (1.5)     .7   N/M    N/M        1.8    10.8     83     82

Income before accounting change and
 income taxes   25.4     8.9   185     218     261.0   202.9     29     36

Tax expense     10.5     5.0  (110)   (144)    102.6    63.8    (61)   (74)

Effective tax rate41.3% 55.7%  14.4pp 14.4pp    39.3%   31.4%  (7.9pp)(7.9pp)

Income before accounting
 change        14.9      3.9   282      303    158.4   139.1     14     19

Income per share before accounting
 change       $0.12     $0.03  300      300    $1.33   $1.17     14     19



* Performance - adjusted for foreign exchange (i.e., foreign currency translation, defined as the impact of translating the income statement from local currency to U.S. dollars).


Overview

Third quarter earnings per share was up four-fold to $0.12 driven by a 55% increase in operating income resulting from double digit alkaline unit volume and sales growth in North America and Other International Markets, improved margins, savings from the fiscal 1993 restructuring and greater operating leverage. Consolidated sales increased 8% (up 11% before the impact of unfavorable currency translation) due to alkaline volume growth and higher prices across most markets. The growth in operating income combined with interest savings more than offset higher taxes and resulted in a 300% increase in net income to $14.9 million for the quarter, which has historically been Duracell's smallest quarter in terms of profitability.

For the nine months ended March 26, 1994, income before accounting change increased 14% to $158.4 million as a 14% increase in operating income (up 21% before currency translation) and a 37% reduction in interest costs were partially offset by higher taxes, resulting from the full utilization of U.S. net operating loss carryforwards in fiscal
1993.

Third Quarter Ended March 26, 1994

North America

Alkaline unit volume grew as a result of market growth and share gains in the mass merchandiser trade class and expanded distribution in wholesale clubs. The sales increase reflects the volume growth, benefits from a 3% U.S. price increase in March 1993 and shipments of the Company's new nickel metal hydride rechargeable batteries. Operating income rose 33% driven by the sales gain and improved operating leverage reduced by increased investment in advertising and promotion to support the DURACELL brand.

Europe

Alkaline unit volume growth was achieved through nonconsumer shipments and expanded distribution in Eastern Europe which offset weakness throughout much of Europe resulting from recessionary economies and strong price competition. Reported sales were down 6%, although after excluding unfavorable currency translation of $6 million, sales increased 1% due to higher prices and volume growth partially offset by unfavorable mix. Operating income increased 16% after excluding $1 million of unfavorable currency translation (up 6% on a reported basis) through a combination of higher prices, volume efficiencies, restructuring related savings and cost containment of non-volume related expenses.

Other International Markets

Alkaline unit volume growth was driven by continued alkaline penetration and distribution gains throughout much of Latin America, the Middle East and Africa as well as new distribution into China, partially offset by volume declines in Brazil due to the soft economy and competitive pressures. Mexican alkaline volumes rebounded in the quarter through alkaline penetration and higher market share. Sales increased reflecting the volume growth and higher prices. Operating income, which continues to increase at a greater pace than sales, was driven by improved gross margins partially offset by volume-related spending, including advertising and promotion, to support alkaline volume growth.

Nine Months Ended March 26, 1994

North America

Alkaline unit volume grew as a result of market growth and share gains in the mass merchandiser trade class and expanded distribution in wholesale clubs offset in part by the absence of shipments related to Hurricane Andrew in August 1992. Higher sales reflects the volume growth, the benefits from the March 1993 U.S. price increase and shipments of the Company's new nickel metal hydride rechargeable batteries partially offset by $4 million of unfavorable foreign currency translation in Canada. Operating income rose 18% driven by the sales gain and operating leverage offset in part by increased investment in advertising and promotion.

Europe

As a result of recessionary economies throughout much of Europe and strong price competition in several key markets, alkaline
unit volume growth was limited to 5%.   Reported sales were down
7%, although sales increased 5% after excluding unfavorable currency translation of $58 million, due to higher prices and volume growth partially offset by unfavorable mix. Operating income as reported decreased 5%, however, after excluding unfavorable foreign currency translation of $12 million, operating income increased 9% on sales growth, lower manufacturing costs and restructuring-related savings partially offset by increased advertising and promotion.

Other International Markets

Alkaline unit volume increased reflecting alkaline penetration and distribution gains in Latin American, Middle Eastern and African markets as well as new distribution into China offset in part by declines in Mexico, Brazil and Australia reflecting soft economies and competitive pressures. The sales increase was driven by volume growth and higher prices. Operating income, which increased at a pace greater than sales, continued to grow through improved gross margins partially offset by higher advertising, promotion and other volume-related costs to support alkaline volume growth.

Corporate/Research & Development

Operating expenses decreased 4% during the third quarter as higher research and development costs related to the Company's new line of high power batteries were more than offset by lower administrative costs.

Operating expenses increased 3% during the nine months ended
March 26, 1994 reflecting higher spending on research and development related to high power batteries.

Interest Expense

The decrease in interest expense reflects debt reduction, achieved through the use of cash generated from operations.

Other (Income) Expense

Other expense decreased as a result of lower foreign exchange losses due in large part to the success of foreign exchange hedging activities and the absence of turmoil between the European currencies which existed during fiscal 1993.

Income Tax Expense

Income tax expense increased during the third quarter when compared to the prior year reflecting higher pre-tax income partially offset by a lower effective tax rate. The decrease in the Company's effective tax rate for the period reflects the impact of losses incurred during fiscal 1993 in countries which were not tax benefited.

The provision for income taxes for the nine month period increased as a result of higher pre-tax income and higher effective tax rates. The increase in the Company's effective tax rate for the period reflects the impact of the full utilization of domestic net operating loss carryforwards during fiscal 1993.

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

Financial Condition



																																									     Nine Months Ended

																																						 March 26, 1994    March 27, 1993

Cash flow from operations (1)           $ 316.1           $ 333.8

Capital Expenditures                       40.7              29.2

Interest paid                              23.3              36.0

Taxes paid                                 37.4              21.4

Other sources (uses) of cash               (0.1)              3.6

Free cash flow (2)                        214.6             250.8

Dividends paid                             62.8              36.5


Total debt-to-capital ratio                  23%              33%


(1)  Excludes changes in accrued interest and taxes.

(2) Defined as cash flow after operating and investing activities.


Free cash flow decreased $36.2 million to $214.6 million for the nine months ended March 26, 1994 as a result of the absence of an inventory reduction which occurred in fiscal 1993, higher capital expenditures and tax payments partially offset by lower interest costs.


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


Capital expenditures are expected to continue to increase throughout the remainder of fiscal 1994 and over the next several years, when compared to prior years, for capacity expansion, efficiencies in the manufacturing process, and investments to develop new high power rechargeable batteries. These expenditures will include the construction of manufacturing facilities in China and India as well as a nickel metal hydride rechargeable manufacturing facility in the United States. The rechargeable facility will be jointly owned by the Company, Toshiba of Japan and Varta of Germany.


Interest payments decreased $12.7 million or 35% for the nine months ended March 26, 1994 when measured against the comparable prior year period. This decline was achieved through a reduction in the Company's debt levels.


Cash taxes have remained low as taxable income was shielded by deductions for amortization and depreciation taken earlier for tax purposes than recognized for book purposes, principally in the United States. As of the end of fiscal 1993, the U.S. tax net operating loss carryforward was $550 million. See Footnote 6 in the Notes to Consolidated Unaudited Financial Statements for discussion regarding the U.S. Internal Revenue Service's audit of the Company's 1988, 1989 and 1990 U.S. tax returns.


As of March 26, 1994, the Company has $797 million in contractually committed lines of credit from its principal long-term bank credit facilities under which $252 million was outstanding. Commitments under the facilities can be used to support commercial paper, of which $47 million was outstanding at March 26, 1994. The Company's commercial paper program is rated investment grade by both Standard & Poor's Corporation and Moody's Investors Services Inc. Unused borrowing capacity under its principal bank credit facilities at March 26, 1994 was $545 million.

PART II



OTHER INFORMATION





Item 6.     EXHIBITS AND REPORTS ON FORM 8-K



		(a)   Exhibits


		   (i)   Statement re:  computation of earnings per share


		(b)   Reports on Form 8-K



		The Company did not file any report on Form 8-K during the three months ended March 26, 1994.

						SIGNATURE







Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





							DURACELL INTERNATIONAL INC.



May 6, 1994                            By:   Robert A. Burgholzer, Jr.

																																													Robert A. Burgholzer, Jr.

																																													Vice President and Controller

																																												(Principal Accounting Officer)


DURACELL INTERNATIONAL INC.

COMPUTATION OF EARNINGS PER SHARE OF COMMON STOCK

For the Three and Nine Fiscal Months Ended

March 26, 1994 and March 27, 1993



																	Three Fiscal Months Ended       Nine Fiscal Months Ended

 In millions, except per share amounts
																			     March 26,    March 27,    March 26,     March 27,
																									 1994         1993          1994        1993
Primary Computations:

Weighted average number of
 shares outstanding     116.7         114.6        116.1         113.5

Effect of outstanding
 stock options            3.7           4.5          2.8           5.3

Weighted average number of shares and share
equivalents outstanding 120.4         119.1        118.9         118.8

Per share amounts:

Income before acctg change $0.12      $0.03        $1.33          $1.17

Accounting change           -           -             -           (0.63)

Net income (a) (b)         $0.12      $0.03        $1.33          $0.54


Fully Diluted Computations:

Weighted average number of
 shares outstanding     116.7         114.6        116.1          113.5

Effect of outstanding
 stock options            3.9           4.8          3.9            5.4

Weighted average number of shares and share
equivalents outstanding 120.6         119.4        120.0          118.9


Per share amounts:

Income before acctg change $0.12      $0.03        $1.32          $1.17

Accounting change           -           -             -           (0.63)

Net income (a) (b)         $0.12      $0.03        $1.32          $0.54

_________________________________

(a) These calculations are submitted in accordance with Regulation S-K item (b) (11)

(b) Calculated by dividing the following by the weighted average number of shares and share equivalents:



Income before accounting
 change                    $14.9      $3.9         $158.4          $139.1

Accounting change           -          -             -              (75.4)

Net income                 $14.9      $3.9         $158.4          $ 63.7
