Form 10-K
period 1994-06-30
DURACELL INTERNATIONAL INC
filed 1994-09-26
CIK 873482

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K


              /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      FOR FISCAL YEAR ENDED JUNE 30, 1994

             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


          FOR THE TRANSITION PERIOD FROM _______________ TO ________________          COMMISSION FILE NUMBER 001-10747

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

                                (203) 796-4000
             (Registrant's telephone number, including area code)

                             ____________________

            SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF ACT:

                                                      NAME OF EACH EXCHANGE
   TITLE                                               ON WHICH REGISTERED
   _____                                              _____________________
Common Stock                                         New York Stock Exchange

            SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF ACT:

                                     NONE
                                    ______

         Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes    X           No
                             _______           _______

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.                                    / X /

         The aggregate market value of voting stock held by non-affiliates of the registrant as of September 13, 1994 was approximately $2,716 million. Limited partnerships affiliated with Kohlberg Kravis Roberts & Co., L.P. and directors and executive officers of the registrant are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

     Number of shares of Common Stock, par value $0.01,
              outstanding as of September 13, 1994 . . . . . . . . . . . . . . . . . . . . 117,577,366

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 1994 are incorporated by reference into Part I and Part II of this Report.

         Portions of the Proxy Statement relating to the registrant's Annual Meeting of Stockholders to be held October 25, 1994 are incorporated by reference into Part III of this Report.

                                     PART I

ITEM 1.  BUSINESS

         Duracell International Inc. ("Duracell" or the "Company") manufactures and markets, primarily under the DURACELL(R) brand, high performance alkaline batteries and other battery types and markets a lighting products line. Duracell maintains a leading position in North American and European consumer battery markets with its "copper and black" DURACELL brand alkaline batteries. Alkaline batteries accounted for approximately 83% of Duracell's sales during fiscal 1994. Duracell's batteries are sold worldwide through consumer channels, to industrial users and to manufacturers of battery-powered consumer, industrial, medical and military equipment.

         Duracell has experienced 21 consecutive years of sales increases, due in large part to the expanding market for its principal product, alkaline batteries. Duracell markets consumer batteries worldwide under the DURACELL brand.

         The Company is a Delaware corporation organized in 1988 at the direction of Kohlberg Kravis Roberts & Co., L.P. ("KKR") to effect the acquisition of Duracell Inc., its battery-related subsidiaries and affiliates and certain related assets from Kraft, Inc. (the "Acquisition"). The Acquisition was completed on June 24, 1988. Most of the businesses of Duracell are conducted under the same trade names used before the Acquisition.

         In May 1991, the Company completed an initial public offering of 34,500,000 shares of its Common Stock and became a listed company on the New York Stock Exchange. A second public offering of 5,000,000 shares of Common Stock was completed in October 1991.

FINANCIAL INFORMATION ABOUT THE COMPANY'S GEOGRAPHIC AREAS OF OPERATION

         Information about Duracell's geographic areas of operation is incorporated by reference to Note 15, Geographic Area of Operations, which appears on page 37 of Duracell's Annual Report to Stockholders for the fiscal year ended June 30, 1994.

PRODUCTS

         Duracell's battery line comprises alkaline, lithium, zinc air and nickel metal hydride rechargeable batteries. Duracell also sells zinc carbon type batteries. Alkaline batteries produce a far greater amount of energy within any given battery size than is possible in zinc carbon batteries, the dominant battery type throughout the world until the 1980s. This performance superiority has resulted in alkaline batteries steadily displacing zinc carbon batteries.

         Duracell is at the forefront of lithium battery development and is a leading lithium battery manufacturer for consumer devices. Lithium batteries have performance advantages over conventional consumer batteries in certain applications, their extremely high energy density and long shelf life being the most notable advantages.

         Duracell's line of zinc air batteries, most of which are "button cells," are used principally in hearing aids and medical equipment.

         Over the past several years Duracell, Toshiba Battery Co., Ltd. of Japan and Varta Batterie AG of Germany have engaged in joint research and development of nickel metal hydride rechargeable cells. Nickel metal hydride rechargeable batteries are rapidly becoming the battery of choice for use in devices having high power requirements like portable computers. They are also an environmentally attractive substitute for the nickel-cadmium batteries now being used to power many such devices. Duracell expects that during fiscal 1995 all three companies will form a joint venture for the purpose of constructing and operating a manufacturing facility in the United States to produce nickel metal hydride cells for use in rechargeable batteries sold by the three companies. Duracell is expected to have a 40% interest in the joint venture, with Toshiba and Varta holding the remaining 40% and 20%, respectively. In fiscal 1994, Duracell continued its efforts to convince the leading manufacturers of portable computers and cellular telephones to design-in standardized nickel metal hydride rechargeable batteries into their devices. Duracell made its initial shipments of DURACELL brand nickel metal hydride rechargeable batteries to equipment manufacturers in fiscal 1993. Consumer sales were initiated during fiscal 1994.

         Duracell also markets a line of lighting products under the DURABEAM(R) trademark.

NORTH AMERICAN OPERATIONS

         In North America, alkaline batteries account for a substantial majority of household battery sales. Duracell's management estimates that in fiscal 1994, alkaline batteries accounted for approximately 83% of the United States consumer battery market. The DURACELL brand has the leading alkaline market share.

         Duracell competes with several major brands in the highly competitive United States battery market. Eveready Battery Company, a subsidiary of Ralston Purina Company, manufactures Energizer brand alkaline batteries and is Duracell's primary U.S. competitor. Other U.S. competitors include Rayovac Corporation and numerous imported brands.

         In Canada, the DURACELL brand has the leading alkaline market share in a market where Duracell's management estimates that alkaline batteries account for approximately 78% of all household battery sales. Eveready Battery Company is Duracell's primary Canadian competitor.

INTERNATIONAL OPERATIONS

         Duracell's international operations are divided organizationally into two groups: Europe and Other International Markets, consisting of Mexico, South America, the Caribbean, the Middle East, India, Africa, China, the Pacific Rim and various other developing alkaline markets.

         The DURACELL brand is the leading alkaline battery brand in Europe. Duracell also markets a series of national brands, most notably SUPERPILA (Italy), DAIMON (Germany) and HELLESENS/TUDOR (Scandinavia). In Europe, the DURACELL brand competes with the Energizer brand and numerous national alkaline brands, several of which are important brands in the country of their manufacture, but DURACELL is in most instances the leading alkaline brand. In European markets, where zinc carbon batteries maintain a higher market share than in North America, Duracell sells more zinc carbon batteries than it sells in any other market.

         The DURACELL brand competes with numerous brands in Other International Markets. Almost all of the batteries sold by Duracell in Other International Markets are alkaline batteries. Although Duracell has achieved a high alkaline share in numerous countries included in Other International Markets, overall alkaline sales as a percentage of total battery sales are low as compared to zinc carbon battery sales. Duracell's management believes that the countries comprising Duracell's Other International Markets have significant potential for continued alkaline penetration.

         In fiscal 1994, Duracell formed joint venture companies in both China and India to manufacture and distribute DURACELL brand alkaline batteries. Duracell holds a controlling interest in each of these new companies. China and India offer significant growth opportunities for Duracell due to the size of these markets.

         In fiscal 1994, Duracell also established a new South African distribution company.

MARKETING AND DISTRIBUTION

         Duracell promotes its batteries through a variety of means, including television advertising, store displays and trade and consumer promotions. Duracell's advertising emphasizes the long service life of DURACELL batteries and product differentiation, such as the patented on-pack COPPER TOP(TM) Tester. Duracell sponsors various trade and consumer promotions intended to foster brand awareness and to maintain favorable, as well as multiple display positions in retail stores. Duracell distributes its products principally through retailers, ranging from mass merchandisers to sole proprietor outlets.

         Each of Duracell's principal foreign subsidiaries has its own sales and marketing staffs. Major accounts are serviced by the local sales force. Smaller retail accounts are usually serviced through local distributors.

         Although Duracell is truly a pan-European battery business, Duracell's European operations concentrate on the largest markets, namely the United Kingdom, Germany, France, Spain and Italy. Duracell Europe also has a strong brand presence in Scandinavia, the Benelux countries, Portugal and Austria.
The Eastern European countries offer significant potential for growth.
Duracell marketing units have been established in Hungary, the Czech Republic and, most recently, Poland.

         Duracell works closely with many original equipment manufacturers in their development of new battery-powered devices designed to be used with Duracell's batteries. Such efforts have been instrumental in developing the consumer lithium battery market, particularly Duracell's camera business, and are essential to Duracell's success in selling nickel metal hydride rechargeable batteries.

MANUFACTURING AND RAW MATERIALS

         Duracell manufactures batteries in the United States, Canada, Mexico, the United Kingdom and Belgium. Duracell's Aarschot, Belgium facility is believed to be the largest alkaline battery plant in the world.

         Duracell plants are modern and its manufacturing process is highly automated. Labor costs represent a relatively small portion of product cost. In the United States and Europe, Duracell manufactures many of the components used in its assembly of alkaline batteries. The most significant raw materials used by Duracell in its manufacture of alkaline batteries are steel, zinc and electrolytic manganese dioxide powder. There is a variety of worldwide sources for these raw materials and Duracell's management believes it will continue to have access to adequate quantities of such materials at competitive prices.

         Duracell is presently purchasing all of the cells used in its production of rechargeable nickel metal hydride batteries from Toshiba Battery Co., Ltd. In August, 1994, Ovonic Battery Company, Inc. filed a complaint with the U.S. International Trade Commission wherein it alleges nickel metal hydride cells made by Toshiba infringe upon one of its U.S. patents. Ovonic is seeking an order barring the further entry of Toshiba nickel metal hydride cells into the United States. While there can be no certainty about the outcome of such case, Toshiba is expected to vigorously defend against such complaint.

SEASONALITY

         Worldwide battery sales are significantly greater in the second half of the calendar year than the first half as a result of industry-wide marketing programs and consumers' traditionally strong purchases of battery-powered products during the holiday season.

BACKLOG

         The vast majority of Duracell's sales are made through consumer sales channels; therefore, most customer orders are satisfied within only a few business days. Consequently, Duracell's order backlog is not significant.

CUSTOMERS

         Duracell's business is not dependent on any single customer or limited group of customers, the loss of which would have a material adverse effect on its business. There is, however, a trend toward larger retailers, particularly mass merchandisers, controlling an increasing share of the consumer battery market in more developed markets such as the United States.

COMPETITION

         The worldwide battery market is highly competitive, particularly as to price and product performance.

PATENTS AND TRADEMARKS

         As a result of continuous engineering, and research and development by Duracell's engineers and scientists, Duracell has been issued a considerable number of patents throughout the world. The Company also owns numerous registered trademarks, including DURACELL, DYNACHARGE, COPPER TOP, ACTIVAIR, SUPERPILA, DAIMON, HELLESENS, DURABEAM, PROCELL and MALLORY, which are used in connection with the sale of its batteries and lighting products. Duracell's management believes such patents and trademarks have considerable value, particularly the DURACELL trademark.

RESEARCH AND DEVELOPMENT

         Duracell's research and development staff is located in a modern laboratory facility in Needham, Massachusetts. Duracell also operates technical centers in the United Kingdom and in Connecticut.

         Duracell's research and development efforts focus on the search for new high-power batteries for the consumer market and on the improvement of its existing products. In fiscal 1994, Duracell concentrated much of its research and development efforts on enhancing the performance of its alkaline batteries and its new line of nickel metal hydride rechargeable batteries, as well as the development of other new high power batteries. Duracell will continue such emphasis in fiscal 1995.

         Duracell spent $29.6 million, $26.1 million and $21.1 million on research and development and $22.8 million, $18.4 million and $15.2 million on engineering activities in fiscal 1994, 1993 and 1992, respectively.

EMPLOYEES

         Duracell had approximately 7,700 employees at June 30, 1994. Duracell's United States labor force is not unionized. Approximately 1,000 international employees are members of labor unions. Management believes that Duracell's overall relations with its employees are good.

ITEM 2.  PROPERTIES

         Duracell has 9 manufacturing sites around the world and occupies numerous warehouses and offices. The following table sets forth information with respect to Duracell's manufacturing sites:

                          Location of Plant                         Status
                          -----------------                         ------
                          North America
                             Cleveland, Tennessee                   Owned
                             Lancaster, South Carolina              Owned
                             LaGrange, Georgia                      Owned
                             Lexington, North Carolina              Owned
                             Waterbury, Connecticut                 Owned
                             Mississauga, Ontario, Canada           Leased

                          International
                             Aarschot, Belgium                      Owned
                             Mexico City, Mexico                    Owned
                             Wrexham, Wales                         Leased

         Duracell leases its corporate headquarters facility in Bethel, Connecticut. Duracell will consolidate its current multi-office headquarters in a new leased office facility now under construction in the same Bethel, Connecticut office park.

         Duracell's management believes that Duracell's facilities are adequate for its operations, are in good operating condition and that its alkaline manufacturing plants have sufficient global capacity to meet foreseeable production requirements. Duracell continues to add alkaline battery capacity through the procurement of higher speed assembly equipment to meet growing demand in the U.S. and throughout the world.

         During fiscal 1994 Duracell formed joint venture companies in both China and India. Duracell owns a controlling interest in each joint venture and plans to construct alkaline battery manufacturing facilities in each country.

ITEM 3.  LEGAL PROCEEDINGS

         Other than ordinary litigation incidental to the battery business, such as product liability claims, and other than in the environmental and income tax areas described below, there are no significant legal or administrative proceedings to which Duracell is a party defendant.

         Duracell uses hazardous materials in its manufacture of batteries and, consequently, is subject to numerous national, state and local laws and regulations governing the use, discharge and disposal of such materials. Certain jurisdictions have enacted or are considering legislation regulating the heavy metal content of batteries. Duracell's manufacturing facilities are believed to be in substantial compliance with current laws and regulations, and Duracell has ongoing technical programs directed towards minimizing its use of hazardous materials. Compliance with current laws and regulations has not had, and is not expected to have, a material adverse effect on Duracell's financial condition. Capital expenditures for Duracell's ongoing environmental protection programs are not expected to be material to Duracell's financial condition. It is impossible to predict the effect which future domestic or foreign regulation (which could include regulation of the heavy metal content of batteries or the disposal of batteries or of by-products of battery production) could have on Duracell's business, earnings or cash flow.

         Duracell's Lexington, North Carolina manufacturing site continues to be under review by the U.S. Environmental Protection Agency ("EPA") for mercury contamination, a process which is now expected to result in it being designated a federal Superfund site. Duracell has signed a Consent Order with the EPA in which it has agreed to perform a remedial investigation and feasibility study with respect to the Lexington contamination. Comprehensive voluntary remediation actions have taken place at the Lexington site over the past 10 years. Management believes those actions, combined with its current and planned future remediation efforts, should adequately address the EPA's concerns. Management estimates that future costs will not exceed $10 million, for which the Company has reserved.

         In addition to the Lexington site, Duracell is also involved in several other environmental remediation programs. The future cost of these remediations is not expected to be material to Duracell's financial condition.

         The Company has received a settlement offer from the U. S. Internal Revenue Service (the "IRS") to resolve all issues arising from the IRS's recently completed audit of the Company's income tax returns for the years ended June 30, 1988, 1989 and 1990. The IRS offer was made pursuant to its Intangibles Settlement Initiative, a program designed by the IRS to allow an early settlement of a large number of pending cases involving acquisitions that included significant intangible assets. Management expects to settle pursuant to the IRS offer. The settlement will reduce the U.S. net operating loss carryforward for tax purposes at June 30, 1994 from $350 million to approximately $130 million and will impact cash flows principally over three years. Because the proposed settlement relates to assets acquired by the Company in June 1988, the additional tax that will ultimately result from the proposed settlement has been recorded as an increase to both goodwill and deferred taxes of $105 million in the June 30, 1994 balance sheet. The proposed settlement will not have a significant impact on the Company's future earnings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the New York Stock Exchange under the symbol DUR. The number of holders of record of Common Stock at August 27, 1994 was 6,458. The Common Stock commenced public trading on May 2, 1991 at the time of the initial public offering. On August 19, 1992, the Company declared its initial quarterly cash dividend on the Common Stock at the rate of $.08 per share. The quarterly dividend was subsequently increased to $.16 per share with the dividend paid in the third quarter of fiscal 1993 and to $.22 per share with the dividend paid in the third quarter of fiscal 1994. The closing price of the Common Stock on September 13, 1994 was $45 3/8 per share.

The high, low and closing prices for a share of Duracell common stock on the New York Stock Exchange for each fiscal quarter of 1994 and 1993 were as follows (in dollars):

1994                                                 High                   Low               Close
- - ----                                                 ----                   ---               -----
Fourth Quarter                                     44 1/4                38 5/8              39
Third Quarter                                      44 1/4                35 3/8              41 1/8
Second Quarter                                     38 1/8                32 1/4              35 1/8
First Quarter                                      37 5/8                28 1/2              37 1/8

1993
- - ----
Fourth Quarter                                     36                    27 1/4              31
Third Quarter                                      36 1/4                29 7/8              35 1/2
Second Quarter                                     37 1/8                29 1/8              34
First Quarter                                      33 3/8                26 1/2              32 3/8


ITEM 6.  SELECTED FINANCIAL DATA

         The information set forth in Note 19, Selected Financial Data, which appears on page 39 of the Annual Report to Stockholders for the fiscal year ended June 30, 1994 is incorporated into this Report by reference thereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information set forth under the heading "Financial Review" on pages 18 to 26 of the Annual Report to Stockholders for the fiscal year ended June 30, 1994 is incorporated into this Report by reference thereto.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's consolidated financial statements, independent auditors' report thereon and supplementary data on pages 27 to 40 of the Annual Report to Stockholders for the fiscal year ended June 30, 1994 are incorporated into this Report by reference thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         DIRECTORS AND EXECUTIVE OFFICERS

         The information as to the directors of the Company set forth under the caption "Election of Directors" on pages 2 and 3 of the Proxy Statement relating to the Annual Meeting of Stockholders to be held on October 25, 1994 is incorporated into this Report by reference thereto.

         The executive officers of the Company, their ages and their employment history are as follows:

                                                                           Present Principal Occupation
                                                                           or Employment and Five-Year
               Name                      Age                                    Employment History
               ----                      ---                            ----------------------------------
   C. Robert Kidder                      50           Director of the Company since June, 1988; Chairman of the Board and
                                                      Chief Executive Officer of the Company and Duracell Inc. since April,
                                                      1992; Chairman of the Board, President and Chief Executive Officer of
                                                      the Company and Duracell Inc. from August, 1991 until April, 1992;
                                                      President and Chief Executive Officer of the Company and Duracell
                                                      Inc. from June, 1988 until August, 1991.

   Charles R. Perrin                     49           Director of the Company since June, 1988; President and Chief
                                                      Operating Officer of the Company and Duracell Inc. since April, 1992;
                                                      President, Duracell North America and International Development
                                                      Markets, from June, 1988 until April, 1992.


   David G. Bluestein                    48           Vice President of the Company since April, 1990; President,
                                                      Duracell's IDM Division since August, 1991; Vice President, Strategy and Development of the Company from April, 1990 to August, 1991; Vice
                                                      President and General Manager U.S. Body Care Division of Colgate
                                                      Palmolive from 1988 to April, 1990; various executive positions,
                                                      Chesebrough-Pond's, Inc., prior thereto.

   Robert A. Burgholzer, Jr.             51           Vice President and Controller of the Company and Duracell Inc. since
                                                      April, 1990; Assistant Controller, Duracell Inc. from 1988 to April,
                                                      1990.

   Gregg A. Dwyer                        50           Senior Vice President, General Counsel and Secretary of the Company
                                                      and Duracell Inc. since June, 1988.

   Barbara J. Johnson                    43           Vice President, Taxes since November, 1993; Completion of Graduate
                                                      Studies and Other Academic Pursuits from October, 1990 until May,
                                                      1993; Partner, Deloitte & Touche, prior thereto.

   Charles E. Kiernan                    49           President, Duracell North America since September, 1993; President,
                                                      Duracell USA from April, 1992 until September, 1993; Senior Vice
                                                      President, Marketing and Manufacturing Operations, Duracell USA from
                                                      September, 1991 until April, 1992; Vice President, Marketing,
                                                      Duracell USA, prior thereto.

   G. Wade Lewis                          47          Director of the Company since October, 1993; Senior Vice President,
                                                      Finance and Chief Financial Officer of the Company since June, 1988.

   Nancy A. Reardon                       42          Senior Vice President, Human Resources of the Company and Duracell
                                                      Inc. since September, 1991; Vice President, Executive Resources,
                                                      American Express, from 1989 to August, 1991; Director, Human
                                                      Resources, Avon Products, prior thereto.

   Christophe Ripert                      42          President, Duracell Europe since July, 1992; Zone Manager, Duracell
                                                      Europe, prior thereto.

   Walter B. Rogers                       51          Vice President, Investor Relations since February, 1992; Vice
                                                      President, Communications, General Host Corp., prior thereto.

   Michel J. Vernhes                      55          President, Duracell's New Products and Technology Division since
                                                      February, 1994; Senior Vice President, New Products and Technology of
                                                      the Company and Duracell Inc. prior thereto.


         Effective October 1, 1994, Mr. Perrin will become Chief Executive Officer of the Company and Duracell, Inc. succeeding Mr. Kidder in such position. Mr. Kidder will remain Chairman of the Board of both companies. On the same date, Mr. Kiernan will become Chief Operating Officer of the Company and Mr. Bluestein will become President, Duracell North America.

ITEM 11.  EXECUTIVE COMPENSATION

         The information set forth under the caption "Executive Compensation" appearing on pages 5 through 8 of the Proxy Statement relating to the Company's Annual Meeting of Stockholders to be held October 25, 1994 is incorporated into this Report by reference thereto.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information set forth under the caption "Beneficial Ownership of Securities" on pages 3 and 4 of the Proxy Statement relating to the Company's Annual Meeting of Stockholders to be held on October 25, 1994 is incorporated into this Report by reference thereto. There are no arrangements known to the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information set forth under the caption "Certain Interests and Transactions" on pages 8 and 9 of the Proxy Statement relating to the Company's Annual Meeting of Stockholders to be held on October 25, 1994 is incorporated into this Report by reference thereto.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)     List of documents filed as part of this Annual Report:

                 (1) The following consolidated financial statements of Duracell International Inc. and the independent auditors' report are incorporated by reference in
                          Part II, Item 8.

                          - Consolidated Income Statement for the years ended June 30, 1994, 1993 and 1992

                          - Consolidated Balance Sheet as of June 30, 1994 and 1993

                          - Statement of Consolidated Cash Flows for the years ended June 30, 1994, 1993 and 1992

                          - Statement of Consolidated Equity for the years ended June 30, 1994, 1993 and 1992

                          -       Notes to Consolidated Financial Statements

                          -       Independent Auditors' Report

                 (2) The following Financial Statement Schedules are included herein:

                          - Schedule VIII Valuation and Qualifying Accounts for the years ended June 30, 1994,
                                  1993 and 1992     . . . . . . . . . Page 20

                          -       Schedule IX Short-Term Borrowings as of June
                                  30, 1994, 1993 and 1992 . . . . . . Page 21

                          - Schedule X Supplemental Income Statement Information for the years ended June 30,
                                  1994, 1993 and 1992 . . . . . . . . Page 22

                                  Schedules other than those listed above have been omitted from this Report because they are either not required, not applicable, or the required information is included in the Consolidated Financial Statements or the Notes thereto.

         (b)     Reports on Form 8-K

                 No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

         (c)     Exhibits

                 Exhibit
                 Number
                 ------

                 3.1 Restated Certificate of Incorporation of Duracell International Inc. (incorporated herein by reference to Exhibit 3.1 to Form S-1 [No. 33-39301] of Duracell International Inc.).

                 3.2 By-laws of Duracell International Inc. (incorporated herein by reference to Exhibit 3.2 to Form S-1 [No. 33-39301] of Duracell International Inc.).

                 3.3 Amendment adopted April 29, 1991, to the By-laws of Duracell International Inc. (incorporated herein by reference to Exhibit 3.3 to Form S-1 [No. 33-39301] of Duracell International Inc.).

                 10.1 Form of Common Stock Subscription Agreement entered into between Duracell Holdings Corporation and certain executives as of June 24, 1988, including form of Option Agreement attached thereto as Exhibit A (incorporated herein by reference to Exhibit 10.1 to Form S-1 [No. 33-23528] of Duracell Holdings Corporation).

                 10.2 Stock Option Plan for Key Employees of Duracell International Inc. and Subsidiaries (incorporated herein by reference to Exhibit 4.4 to Form S-8 [No. 33-39817] of Duracell International Inc.).

                 10.3 Duracell Shares Plan (incorporated herein by reference to Exhibit A to Duracell International Inc. Proxy Statement relating to the Annual Meeting of Stockholders held on October 27, 1992).

                 10.4 Amended and Restated Credit Agreement, dated as of March 29, 1991, among Duracell International Inc. and certain of its affiliates and the Banks listed therein, including The First National Bank of Chicago as agent (incorporated herein by reference to Exhibit
                          10.3 to Form S-1 [No. 33-39301] of Duracell
                          International Inc.).

                 10.5 First Amendment, dated as of June 24, 1991, to the Second Amended and Restated Credit Agreement, dated as of March 29, 1991, among Duracell International Inc. and certain of its affiliates and the Banks listed therein, including The First National Bank of Chicago, as agent (incorporated herein by reference to Exhibit 10.4 to Duracell International Inc. Annual Report on Form 10-K for the year ended June 30,
                          1991).

                 10.6 Second Amendment, dated as of August 23, 1991, to the Second Amended and Restated Credit Agreement, dated as of March 29, 1991, among Duracell International Inc. and certain of its affiliates and the Banks listed therein, including The First National Bank of Chicago, as agent (incorporated herein by reference to Exhibit 10.5 to Duracell International Inc. Annual Report on Form 10-K for the year ended June 30,
                          1991).

                 10.7 Third Amendment, dated as of December 13, 1991, to the Second Amended and Restated Credit Agreement, dated as of March 29, 1991, among Duracell International Inc. and certain of its affiliates and the Banks listed therein, including The First National Bank of Chicago, as agent (incorporated herein by reference to Exhibit 10.7 to Duracell International Inc. Annual Report on Form 10-K for the year ended June 30, 1992).

                 10.8 Waiver dated as of May 12, 1992, with respect to the Second Amended and Restated Credit Agreement, dated as of March 29, 1991, among Duracell International Inc. and certain of its affiliates and the Banks listed therein, including The First National Bank of Chicago, as agent (incorporated herein by reference to Exhibit 10.8 to Duracell International Inc. Annual Report on Form 10-K for the year ended June 30, 1992).

                 10.9 Fourth Amendment, dated as of October 16, 1992, to the Second Amended and Restated Credit Agreement, dated as of March 29, 1991, among Duracell International Inc. and certain of its affiliates and the Banks listed therein, including The First National Bank of Chicago, as agent (incorporated herein by reference to Exhibit (i) to Duracell International Inc. report on Form 10-Q for the quarter ended September 26, 1992).

                 10.10 Fifth Amendment, dated as of December 22, 1993, to the Second Amended and Restated Credit Agreement, dated as of March 29, 1991, among Duracell International Inc. and certain of its affiliates and the Banks listed therein, including The First National Bank of Chicago, as agent (incorporated herein by reference to Exhibit (ii) to Duracell International Inc. report on Form 10-Q for the quarter ended December 25, 1993).

                 10.11 Amended and Restated Multi-Option Financing Facility Agreement, dated as of November 16, 1990, among Duracell Holdings Corporation and certain of its affiliates, and the Financial Institutions listed therein, including Bank of America International Limited as facility agent and The First National Bank of Chicago as documentation agent (incorporated herein by reference to Exhibit to Duracell Holdings Corporation's report on Form 10-Q for the quarter ended December 29, 1990).

                 10.12 First Amendment, dated as of March 19, 1991, to the Amended and Restated Multi-Option Financing Facility Agreement, dated as of November 16, 1990, among Duracell International Inc. and certain affiliates and the Financial Institutions listed therein, including Bank of America International Limited as facility agent and The First National Bank of Chicago as documentation agent (incorporated herein by reference to Exhibit 10.6 to Form S-1 [No. 33-39301] of Duracell International Inc.).

                 10.13 Second Amendment, dated as of June 24, 1991, to the Amended and Restated Multi-Option Financing Facility Agreement, dated as of November 16, 1990 among Duracell International Inc. and certain of its affiliates, the Financial Institutions listed therein, including Bank of America International Limited as facility agent and The First Bank of Chicago as documentation agent (incorporated herein by reference to Exhibit 10.8 to Duracell International Inc. Annual Report on Form 10-K for the year ended June 30, 1991).

                 10.14 Third Amendment, dated as of August 23, 1991, to the Amended and Restated Multi-Option Financing Facility Agreement, dated as of November 16, 1990 among Duracell International Inc. and certain of its affiliates, the Financial Institutions listed therein, including Bank of America International Limited as facility agent and The First Bank of Chicago as documentation agent (incorporated herein by reference to Exhibit 10.9 to Duracell International Inc. Annual Report on Form 10-K for the year ended June 30, 1991).

                 10.15 Fourth Amendment, dated as of December 13, 1991, to the Amended and Restated Multi-Option Financing Facility Agreement, dated as of November 16, 1990, among Duracell International Inc. and certain affiliates and the Financial Institutions listed therein, including Bank of America International Limited as facility agent and The First National Bank of Chicago as documentation agent (incorporated herein by reference to Exhibit 10.13 to Duracell International Inc. Annual Report on Form 10-K for the year ended June 30, 1992).

                 10.16 Fifth Amendment and Waiver, dated as of May 15, 1992, to the Amended and Restated Multi-Option Financing Facility Agreement, dated as of November 16, 1990 among Duracell International Inc. and certain of its affiliates, the Financial Institutions listed therein, including Bank of America International Limited as facility agent and The First National Bank of Chicago as documentation agent (incorporated herein by reference to Exhibit 10.14 to Duracell International Inc. Annual Report on Form 10-K for the year ended June 30, 1992).

                 10.17 Sixth Amendment, dated as of October 16, 1992, to the Amended and Restated Multi-Option Financing Facility Agreement, dated as of November 16, 1990 among Duracell International Inc. and certain of its affiliates, the Financial Institutions listed therein, including Bank of America International Limited as facility agent and The First National Bank of Chicago as documentation agent (incorporated herein by reference to Exhibit (ii) to Duracell International Inc. report on Form 10-Q for the quarter ended September 26, 1992).

                 10.18 Seventh Amendment, dated as of August 30, 1993, to the Amended and Restated Multi-Option Financing Facility Agreement, dated as of November 16, 1990 among Duracell International Inc. and certain of its affiliates, the Financial Institutions listed therein, including Bank of America International Limited as facility agent and The First National Bank of Chicago as documentation agent (incorporated herein by reference to Exhibit 10.17 to Duracell International Inc. Annual Report on Form 10-K for the year ended June 30, 1993).

                 10.19 Eighth Amendment, dated as of December 22, 1993, to the Amended and Restated Multi-Option Financing Facility Agreement, dated as of November 16, 1990 among Duracell International Inc. and certain of its affiliates, the Financial Institutions listed therein, including Bank of America International Limited as facility agent and The First National Bank of Chicago as documentation agent (incorporated herein by reference to Exhibit (iii) to Duracell International Inc. report on Form 10-Q for the quarter ended December 25, 1993).

                 10.20 Stock Purchase Agreement, dated as of May 4, 1988, as amended and restated as of June 23, 1988, by and between Duracell International Inc. and Kraft, Inc., including list of omitted schedules (incorporated herein by reference to Exhibit 21 to Form S-1 [No. 33-23528] of Duracell Holdings Corporation).

                 11.1 Duracell International Inc. computation of earnings per share of Common Stock for the years ended June 30, 1994, 1993 and 1992.

                 13.2 Pages 18 through 40 of the Company's Annual Report to Stockholders for the year ended June 30, 1994.

                 21.1 Active Subsidiaries and Branches of Duracell International Inc.

                 23.0     Consent of Deloitte & Touche LLP.

                 24.0     Powers of Attorney.

                 27.0 Financial Data Schedule (as required by the SEC for EDGAR filers).

         (d)     The Company has no unconsolidated subsidiaries.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DURACELL INTERNATIONAL INC.

Date:  September 23, 1994                 By  /s/ ROBERT A. BURGHOLZER, JR.
       -------------------------             --------------------------------
                                                  Robert A. Burgholzer, Jr.
                                                  Vice President and Controller
                                                  (Principal Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated this 23rd day of September, 1994

          SIGNATURE                                                                    TITLE
          ---------                                                                    -----
  /s/ C. ROBERT KIDDER                                               Chairman of the Board and Chief
- - ----------------------------------                                   Executive Officer
      C. Robert Kidder

  /s/ G. WADE LEWIS                                                  Director, Senior Vice President, Finance
- - ----------------------------------                                   and Chief Financial Officer
      G. Wade Lewis

  /s/ CHARLES R. PERRIN                                              Director, President and Chief Operating
- - ----------------------------------                                   Officer
      Charles R. Perrin *

  /s/ THOMAS W. HUDSON, JR.                                          Director
- - ----------------------------------
      Thomas W. Hudson, Jr. *

  /s/ ROBERT M. KAVNER                                               Director
- - ----------------------------------
      Robert M. Kavner *

  /s/ HENRY R. KRAVIS                                                Director
- - ----------------------------------
      Henry R. Kravis *

  /s/ PAUL E. RAETHER                                                Director
- - ----------------------------------
      Paul E. Raether *

  /s/ GEORGE R. ROBERTS                                              Director
- - ----------------------------------
      George R. Roberts *

  /s/ SCOTT M. STUART                                                Director
- - ----------------------------------
      Scott M. Stuart *

                                                            *By     /s/ C. ROBERT KIDDER
                                                               ---------------------------------
                                                                        C. Robert Kidder
                                                                        Attorney-In-Fact

INDEPENDENT AUDITORS' REPORT



Duracell International Inc.:

         We have audited the consolidated financial statements of Duracell International Inc. and its subsidiaries as of June 30, 1994 and 1993, and for each of the three years in the period ended June 30, 1994, and have issued our report thereon dated August 10, 1994; such consolidated financial statements and report are included in your 1994 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of Duracell International Inc. and its subsidiaries, listed in Item 14(a)(2). These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Hartford, Connecticut
August 10, 1994

                                                                   SCHEDULE VIII

                          DURACELL INTERNATIONAL INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 1994, 1993 AND 1992
                                 (IN MILLIONS)

                  (A)                      (B)                   (C)                   (D)             (E)
                                                              Additions
                                                        ----------------------
                                        Balance at      Charged  to   Charged to                     Balance
                                        Beginning       Costs and     Other                          at End of
 Description                            of Year         Expenses      Accounts(1)   Deductions(2)    Year
 ------------------------------------   ----------      ---------     --------      ----------       --------
 Allowance for Doubtful
      Accounts

 1994 . . . . . . . . . . . . . . . . . $ 18.1          $  9.0        $ 0.4         $ (4.3)          $ 23.2

 1993 . . . . . . . . . . . . . . . . . $ 21.7          $  5.6        $(1.5)        $ (7.7)          $ 18.1

 1992 . . . . . . . . . . . . . . . . . $ 15.6          $  8.7        $ 0.3         $ (2.9)          $ 21.7

 -------------------

 Notes:   (1)  Principally foreign exchange.

          (2)  Principally write-offs.


                                                                     SCHEDULE IX

                          DURACELL INTERNATIONAL INC.

                             SHORT-TERM BORROWINGS
                           JUNE 30, 1994, 1993, 1992
                                 (IN MILLIONS)

          (A)                         (B)             (C)               (D)               (E)             (F)

                                                                                                      Weighted
                                                                    Maximum Amount    Average Amount  Average
                                                  Weighted Average  Outstanding       Outstanding     Interest Rate
Category of Aggregate              Balance at     Interest Rate     at Any            During          During
Short-Term Borrowings              June 30        at June 30        Month End         the Year(2)     the Period(2)
- - ----------------------             -----------    --------------    -----------       --------        ----------
1994
Foreign Borrowings(1)              $ 51.0           7.33%            $  64.6          $   42.5          7.45%


1993
Foreign Borrowings(1)              $ 30.7           8.00%            $  41.1          $   30.9          7.96%

1992
Foreign Borrowings(1)              $ 37.6           9.63%            $  42.9          $   34.3         10.29%

- - --------------------------------

Notes:  (1)  Consists of debt instruments with maturities of less than one year.

        (2) The average amounts outstanding and weighted average interest rates are based on average month-end balances.


                                                                      SCHEDULE X
                          DURACELL INTERNATIONAL INC.

                   SUPPLEMENTAL INCOME STATEMENT INFORMATION
                FOR THE YEARS ENDED JUNE 30, 1994, 1993 AND 1992
                                 (IN MILLIONS)


                                                          1994                   1993                  1992
                                                    ---------------       ----------------        --------------
 Advertising . . . . . . . . . . . . . . . . . .         $  97.4               $  80.2                $  76.5

 Maintenance and repairs . . . . . . . . . . . .         $  19.7               $  20.0                $  20.2

 Taxes, other than payroll and
 income taxes . . . . . . . . . . . . . . . . .          $  10.2               $   9.1                $   8.4

                              EXHIBIT INDEX
                              --------------
  Exhibit
  Number                      Description
  ------                      -----------

  3.1      Restated Certificate of Incorporation of Duracell
           International Inc. (incorporated herein by reference to Exhibit 3.1 to Form S-1 [No. 33-39301] of Duracell
           International Inc.).

  3.2 By-laws of Duracell International Inc. (incorporated herein by reference to Exhibit 3.2 to Form S-1 [No.
           33-39301] of Duracell International Inc.).

  3.3      Amendment adopted April 29, 1991, to the By-laws of
           Duracell International Inc. (incorporated herein by reference to Exhibit 3.3 to Form S-1 [No. 33-39301] of Duracell International Inc.).

  10.1 Form of Common Stock Subscription Agreement entered into between Duracell Holdings Corporation and certain executives as of June 24, 1988, including form of Option Agreement attached thereto as Exhibit A (incorporated herein by reference to Exhibit 10.1 to Form S-1 [No. 33-23528] of Duracell Holdings Corporation).

  10.2     Stock Option Plan for Key Employees of Duracell
           International Inc. and Subsidiaries (incorporated herein by reference to Exhibit 4.4 to Form S-8 [No.
           33-39817] of Duracell International Inc.).

  10.3 Duracell Shares Plan (incorporated herein by reference to Exhibit A to Duracell International Inc.
           Proxy Statement relating to the Annual Meeting of Stockholders held on October 27, 1992).

  10.4 Amended and Restated Credit Agreement, dated as of March 29, 1991, among Duracell International Inc. and certain of its affiliates and the Banks listed therein, including The First National Bank of Chicago as agent (incorporated herein by reference to Exhibit
           10.3 to Form S-1 [No. 33-39301] of Duracell
           International Inc.).

  10.5 First Amendment, dated as of June 24, 1991, to the Second Amended and Restated Credit Agreement, dated as of March 29, 1991, among Duracell International Inc. and certain of its affiliates and the Banks listed therein, including The First National Bank of Chicago, as agent (incorporated herein by reference to Exhibit 10.4 to Duracell International Inc. Annual Report on Form 10-K for the year ended June 30,
           1991).

  10.6 Second Amendment, dated as of August 23, 1991, to the Second Amended and Restated Credit Agreement, dated as of March 29, 1991, among Duracell International Inc. and certain of its affiliates and the Banks listed therein, including The First National Bank of Chicago, as agent (incorporated herein by reference to Exhibit 10.5 to Duracell International Inc. Annual Report on Form 10-K for the year ended June 30,
           1991).

  10.7 Third Amendment, dated as of December 13, 1991, to the Second Amended and Restated Credit Agreement, dated as of March 29, 1991, among Duracell International Inc. and certain of its affiliates and the Banks listed therein, including The First National Bank of Chicago, as agent (incorporated herein by reference to Exhibit 10.7 to Duracell International Inc. Annual Report on Form 10-K for the year ended June 30, 1992).

  10.8 Waiver dated as of May 12, 1992, with respect to the Second Amended and Restated Credit Agreement, dated as of March 29, 1991, among Duracell International Inc. and certain of its affiliates and the Banks listed therein, including The First National Bank of Chicago, as agent (incorporated herein by reference to Exhibit 10.8 to Duracell International Inc. Annual Report on Form 10-K for the year ended June 30, 1992).

  10.9 Fourth Amendment, dated as of October 16, 1992, to the Second Amended and Restated Credit Agreement, dated as of March 29, 1991, among Duracell International Inc. and certain of its affiliates and the Banks listed therein, including The First National Bank of Chicago, as agent (incorporated herein by reference to Exhibit (i) to Duracell International Inc. report on Form 10-Q for the quarter ended September 26, 1992).

  10.10 Fifth Amendment, dated as of December 22, 1993, to the Second Amended and Restated Credit Agreement, dated as of March 29, 1991, among Duracell International Inc. and certain of its affiliates and the Banks listed therein, including The First National Bank of Chicago, as agent (incorporated herein by reference to Exhibit (ii) to Duracell International Inc. report on Form 10-Q for the quarter ended December 25, 1993).

  10.11 Amended and Restated Multi-Option Financing Facility Agreement, dated as of November 16, 1990, among Duracell Holdings Corporation and certain of its affiliates, and the Financial Institutions listed therein, including Bank of America International Limited as facility agent and The First National Bank of Chicago as documentation agent (incorporated herein by reference to Exhibit to Duracell Holdings Corporation's report on Form 10-Q for the quarter ended December 29, 1990).

  10.12 First Amendment, dated as of March 19, 1991, to the Amended and Restated Multi-Option Financing Facility Agreement, dated as of November 16, 1990, among Duracell International Inc. and certain affiliates and the Financial Institutions listed therein, including Bank of America International Limited as facility agent and The First National Bank of Chicago as documentation agent (incorporated herein by reference to Exhibit 10.6 to Form S-1 [No. 33-39301] of Duracell International Inc.).

  10.13 Second Amendment, dated as of June 24, 1991, to the Amended and Restated Multi-Option Financing Facility Agreement, dated as of November 16, 1990 among Duracell International Inc. and certain of its affiliates, the Financial Institutions listed therein, including Bank of America International Limited as facility agent and The First Bank of Chicago as documentation agent (incorporated herein by reference to Exhibit 10.8 to Duracell International Inc. Annual Report on Form 10-K for the year ended June 30, 1991).

  10.14 Third Amendment, dated as of August 23, 1991, to the Amended and Restated Multi-Option Financing Facility Agreement, dated as of November 16, 1990 among Duracell International Inc. and certain of its affiliates, the Financial Institutions listed therein, including Bank of America International Limited as facility agent and The First Bank of Chicago as documentation agent (incorporated herein by reference to Exhibit 10.9 to Duracell International Inc. Annual Report on Form 10-K for the year ended June 30, 1991).

  10.15 Fourth Amendment, dated as of December 13, 1991, to the Amended and Restated Multi-Option Financing Facility Agreement, dated as of November 16, 1990, among Duracell International Inc. and certain affiliates and the Financial Institutions listed therein, including Bank of America International Limited as facility agent and The First National Bank of Chicago as documentation agent (incorporated herein by reference to Exhibit 10.13 to Duracell International Inc. Annual Report on Form 10-K for the year ended June 30, 1992).

  10.16 Fifth Amendment and Waiver, dated as of May 15, 1992, to the Amended and Restated Multi-Option Financing Facility Agreement, dated as of November 16, 1990 among Duracell International Inc. and certain of its affiliates, the Financial Institutions listed therein, including Bank of America International Limited as facility agent and The First National Bank of Chicago as documentation agent (incorporated herein by reference to Exhibit 10.14 to Duracell International Inc. Annual Report on Form 10-K for the year ended June 30, 1992).

  10.17 Sixth Amendment, dated as of October 16, 1992, to the Amended and Restated Multi-Option Financing Facility Agreement, dated as of November 16, 1990 among Duracell International Inc. and certain of its affiliates, the Financial Institutions listed therein, including Bank of America International Limited as facility agent and The First National Bank of Chicago as documentation agent (incorporated herein by reference to Exhibit (ii) to Duracell International Inc. report on Form 10-Q for the quarter ended September 26, 1992).

  10.18 Seventh Amendment, dated as of August 30, 1993, to the Amended and Restated Multi-Option Financing Facility Agreement, dated as of November 16, 1990 among Duracell International Inc. and certain of its affiliates, the Financial Institutions listed therein, including Bank of America International Limited as facility agent and The First National Bank of Chicago as documentation agent (incorporated herein by reference to Exhibit 10.17 to Duracell International Inc. Annual Report on Form 10-K for the year ended June 30, 1993).

  10.19 Eighth Amendment, dated as of December 22, 1993, to the Amended and Restated Multi-Option Financing Facility Agreement, dated as of November 16, 1990 among Duracell International Inc. and certain of its affiliates, the Financial Institutions listed therein, including Bank of America International Limited as facility agent and The First National Bank of Chicago as documentation agent (incorporated herein by reference to Exhibit (iii) to Duracell International Inc. report on Form 10-Q for the quarter ended December 25, 1993).

  10.20 Stock Purchase Agreement, dated as of May 4, 1988, as amended and restated as of June 23, 1988, by and between Duracell International Inc. and Kraft, Inc., including list of omitted schedules (incorporated herein by reference to Exhibit 21 to Form S-1 [No. 33-23528] of Duracell Holdings Corporation).

  11.1 Duracell International Inc. computation of earnings per share of Common Stock for the years ended June
           30, 1994, 1993 and 1992.

  13.2     Pages 18 through 40 of the Company's Annual Report to
           Stockholders for the year ended June 30, 1994.

  21.1     Active Subsidiaries and Branches of Duracell
           International Inc.

  23.0     Consent of Deloitte & Touche LLP.

  24.0     Powers of Attorney.

  27.0     Financial Data Schedule (as required by the SEC for
           EDGAR filers).