Form 10-Q
period 1994-10-01
DURACELL INTERNATIONAL INC
filed 1994-11-14
CIK 873482

FORM 10-Q



			 SECURITIES AND EXCHANGE COMMISSION

				  Washington, D.C. 20549



[ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934



		For the quarterly period ended October 1, 1994



						OR



[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934



		For the transition period from                to





			   Commission File Number 1-10747



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



Number of Shares of Common Stock, Par Value $.01,

   Outstanding as of October 29, 1994                   117,636,280

			    DURACELL INTERNATIONAL INC.



				  TABLE OF CONTENTS





                                                 									    Page No.


PART I.  FINANCIAL INFORMATION:

Consolidated Unaudited Financial Statements



Consolidated Income Statement for the
Three Fiscal Months Ended October 1, 1994
and September 25, 1993                                             1



Consolidated Balance Sheet - October 1, 1994 and June 30, 1994     2



Statement of Consolidated Cash Flows for the
Three Fiscal Months Ended October 1, 1994
and September 25, 1993                                             3



Notes to Consolidated Financial Statements                         4-5



Management's Discussion and Analysis of Results of
Operations and Financial Condition                                 6-8



PART II.   OTHER INFORMATION:

Item 6.  Exhibits and Reports on Form 8-K                          9


Duracell International Inc.

Consolidated Income Statement

(Unaudited)


                                  							For the Three Fiscal Months Ended

In millions, except per share amounts   October 1, 1994  September 25, 1993


Revenue                                       $492.1            $437.5

Operating expenses:

  Cost of products sold                        172.0             152.5

  Selling, general and administrative expenses 224.7             203.2

	    Total operating expenses                  396.7             355.7

Operating income                                95.4              81.8

Interest expense                                 7.5               8.0

Other expense                                     .8               1.3

Income before income taxes                      87.1              72.5

Provision for income taxes                      34.1              28.1

Net income                                    $ 53.0            $ 44.4

Earnings per share                            $ 0.44            $ 0.37

Weighted average shares and share equivalents
outstanding                                    121.2             118.4

Cash dividends per share on common stock      $ 0.22            $ 0.16




See notes to consolidated financial statements.




Duracell International Inc.

Consolidated Balance Sheet

In millions                                           October 1,    June 30,
                                             									  1994          1994
                                                     (unaudited)

ASSETS


Current assets:

 Cash and cash equivalents                           $   43.9      $   36.1

 Accounts receivable,less allowance of $20.4 & $23.2    383.6         322.8

 Inventories                                            250.5         229.9

 Deferred income taxes                                   62.8          80.3

 Prepaid and other current assets                        45.4          51.4

    Total current assets                                786.2         720.5

Property, plant and equipment, net of accumulated
  depreciation of $218.2 and $204.8                     323.3         313.2

Intangibles,net of accumulated amortization of
  $289.3 and $277.0                                   1,230.3       1,235.4

Other assets                                             13.9          17.2

    Total assets                                     $2,353.7      $2,286.3

LIABILITIES AND EQUITY

Current liabilities:

 Accounts payable                                    $   94.6      $  107.3

 Short-term borrowings                                   57.8          51.0

 Accrued liabilities                                    207.9         183.2

    Total current liabilities                           360.3         341.5

Long-term debt                                          379.4         355.0

Postretirement benefits other than pensions              96.3          95.3

Deferred income taxes                                   275.7         280.9

Other non-current liabilities                            51.2          60.1

    Total liabilities                                 1,162.9       1,132.8

Commitments and contingencies

Equity:

 Common stock and capital surplus                     1,076.0       1,070.9

 Retained earnings                                      125.8          98.7

 Accumulated translation adjustment                     (11.0)        (16.1)

    Total equity                                      1,190.8       1,153.5

    Total liabilities and equity                     $2,353.7      $2,286.3



See notes to consolidated financial statements.



Duracell International Inc.

Statement of Consolidated Cash Flows

(Unaudited)

						   For the Three Fiscal Months Ended

 In millions                               October 1,      September 25,
							                                       1994             1993
Operating activities:

  Net income                                  $ 53.0            $ 44.4

  Adjustments to reconcile net income to cash provided by operating activities:

	 Depreciation                                  11.0              10.1

	 Amortization                                  11.5              10.7

	 Provision for deferred taxes                  11.1              13.6

	 Other noncash items                            0.3               1.1

	 (Increase) decrease in:

	    Accounts receivable                       (58.8)            (76.5)

	    Inventories                               (18.6)            (11.6)

	    Other working capital                      25.2              41.0

  Cash provided by operating activities         34.7              32.8

Investing activities:

  Purchase of property, plant and equipment
     and other                                 (20.5)            (11.0)

  Cash used by investing activities            (20.5)            (11.0)

Financing activities:

  Issuance of common stock                       3.3               5.4

  Dividends paid                               (25.9)            (18.5)

  Issuance of revolving credit borrowings, net  75.8               5.0

  Repayment of commercial paper, net           (55.1)             (6.2)

  Net change in other borrowings and other      (5.4)             (4.7)

  Cash used by financing activities             (7.3)            (19.0)

Effect of exchange rate changes on cash          0.9               2.4

Increase in cash and cash equivalents            7.8               5.2

Cash and cash equivalents, beginning of period  36.1              25.9

Cash and cash equivalents, end of period      $ 43.9            $ 31.1

Cash paid during the period for:

  Interest                                    $  7.2            $  6.9

  Taxes                                       $  2.4            $  2.9




See notes to consolidated financial statements.

DURACELL INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollar amounts in millions except per share amounts)

(unaudited)



1.    Summary of Significant Accounting Policies

	Basis of Presentation

The condensed consolidated financial statements of Duracell International Inc. (the "Company") are unaudited, but in the opinion of management contain all adjustments which are of a normal and recurring nature necessary to present fairly the financial position and the results of operations and cash flows for the periods presented.

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

	Earnings Per Share

Earnings per share is calculated by dividing net income by the weighted average number of common shares and share equivalents outstanding during the period.

2.    Inventories

	The cost of inventories by stage of manufacture was:


                                     October 1,            June 30,
                                							1994                 1994


	Finished goods                      $152.0               $141.0

	Work in process                       61.2                 66.3

	Raw materials and supplies            37.3                 22.6

	Total                               $250.5               $229.9

3. Equity

The Company paid quarterly cash dividends of $0.22 and $0.16 per share of common stock during the first quarter of fiscal 1995 and 1994, respectively. Total dividends paid during these periods were $25.9 and $18.5, respectively.

Common stock and capital surplus increased $5.1 reflecting proceeds of $3.3 from stock option exercises and $1.8 of tax benefits arising from stock option transactions.

4.    Commitments and Contingencies

On July 8, 1994, the Company received a settlement offer from the U.S. Internal Revenue Service (the "IRS") to resolve all issues arising from the IRS's recently completed audit of the Company's income tax returns for the years ended June 30, 1988, 1989 and 1990. The IRS offer was made pursuant to its Intangibles Settlement Initiative, a program designed by the IRS to allow an early settlement of a large number of pending cases involving acquisitions that included significant intangible assets. Management expects to settle pursuant to the IRS offer. The settlement will reduce the U.S. net operating loss carryforward for tax purposes at June 30, 1994 from $350 to approximately $130 and will impact cash flows principally over three years. Because the proposed settlement relates to deductions claimed in connection with assets acquired by the Company in June 1988, the additional tax that will ultimately result from the proposed settlement has been recorded as an increase to both deferred tax liabilities and goodwill of $105 on the June 30, 1994 balance sheet. The proposed settlement will not have a significant impact on the Company's future earnings.

In September, 1994, Duracell Inc. (the Company's U.S. operating subsidiary) entered into an Administrative Order By Consent with the U.S. Environmental Protection Agency ("EPA") whereunder Duracell has agreed to prepare and submit to the EPA a plan for a complete remedial investigation and feasability study relating to mercury and volatile organic compounds contamination at the Company's Lexington, North Carolina manufacturing site. The Company has also agreed to implement such plan following the EPA's approval of it. Comprehensive remediation actions have taken place at the Lexington site over the past ten years. Management believes those actions, combined with its anticipated future remediation efforts, should adequately address the EPA's concerns. As of October 1, 1994, Duracell estimates that future costs will not exceed $8 million, for which the Company has reserved.

Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations


Summarized below are the results of operations for the three fiscal months ended October 1, 1994 and September 25, 1993, respectively (in millions, except per share amounts):

                          Three Months Ended              % Change

            		         October 1,    September 25,
                          1994          1993        Reported   Performance*

Alkaline unit volume:

  North America           339.0          285.6          19          19

  Europe                  141.3          141.2          -           -

  Other Int'l Markets     155.9          132.7          17          17

                    				  636.2          559.5          14          14

Revenue:

  North America        $  281.7        $ 248.9          13          14

  Europe                  131.7          124.0           6           2

  Other Int'l Markets      78.7           64.6          22          23

               			     $  492.1        $ 437.5          12          11

Operating income:

  North America        $   80.7        $  68.3          18          19

  Europe                   26.3           24.5           7           4

  Other Intl Markets       10.8            8.2          32          33

                     			  117.8          101.0          17          16

  Corporate/R&D           (22.4)         (19.2)        (17)        (17)

                 	     $   95.4        $  81.8          17          16


Interest expense            7.5            8.0           6           9

Other expense               0.8            1.3          38          47

Income before income taxes 87.1           72.5          20          20

Tax expense                34.1           28.1         (21)        (22)

Effective tax rate         39.1%          38.8%      (0.3pp)     (0.3pp)

Net income             $   53.0        $  44.4          19          19

Earnings per share     $   0.44        $  0.37          19          16



* Performance - adjusted for foreign exchange (i.e., foreign currency translation, defined as the impact of translating the income statement from local currency to U.S. dollars).

Overview

Earnings for the first quarter of 1995 were $53 million or $0.44 per share, representing a 19% increase over the corresponding period in 1994. This increase resulted from double-digit gains in worldwide alkaline volume, revenue and operating income, led by strong performances in North America and Other International Markets.

Operating income increased 17% on the strength of alkaline volume driven revenue gains and grew faster than revenue as a result of leveraging of non-advertising and promotion expenses.

Partially offsetting the operating income growth was higher tax expense, which increased $6 million to $34.1 million, primarily as a result of increased earnings.


North America

Alkaline volume growth was driven by increased sales to mass merchandise outlets and expanded distribution in wholesale clubs. The revenue increase reflects alkaline volume growth and increased lithium sales, partially offset by lower priced volume. Operating income rose 18%, driven by the revenue gain and leveraging of non-advertising and promotion expenses, partially offset by higher advertising and promotion costs to support the DURACELL brand.


Europe

Alkaline volume was flat as a result of lingering economic softness, particularly in Italy and the Benelux countries, and timing delays in the United Kingdom associated with introduction of superior performing alkaline batteries and the roll-out of new plastic-free, environmentally sensitive packaging.
Excluding favorable currency translation of $6 million, revenue increased 2%, reflecting price increases and increased high power sales, partially offset by unfavorable country mix. Despite increased investment in advertising and promotion, operating income increased 4% on a performance basis through leveraging of non-advertising and promotion expenses.


Other International Markets

Alkaline volume growth was driven by continued alkaline penetration and expanding distribution in Asia, Africa and the Middle East, as well as new distribution in China. In addition, Mexico benefited from new distribution and improved economic conditions, and Australian volumes improved from economic recovery. Revenue increased reflecting the volume growth, higher prices and new high power sales. Operating income growth was driven by the revenue increase and leveraging of operating expenses, partially offset by higher administrative costs associated with continued geographic expansion.

Income Tax Expense

The provision for income taxes increased as a result of higher pre-tax income and a higher effective tax rate resulting from country mix of income.


Financial Condition
                                          Three Months Ended

                           						 October 1, 1994     September 25, 1993
Cash provided by operating activities       $34.7             $32.8

Capital expenditures                         21.0               9.4

Dividends paid                               25.9              18.5

Debt repayments (borrowings)                (15.3)              1.3



Cash from operations was used principally for continued investment in the business through capital expenditures. The increase in capital expenditures is expected to continue during fiscal 1995 and over the next several years, when compared to prior years, for capacity expansion, efficiencies in the manufacturing process, and investments to develop new high power rechargeable batteries. These expenditures will include the construction of manufacturing facilities in China and India, as well as a rechargeable nickel metal hydride cell manufacturing facility in the United States. The rechargeable nickel metal hydride facility will be owned by a joint venture, formed in October 1994, between affiliates of the Company (40%), Toshiba Battery Co. Ltd. of Japan (40%) and Varta Batterie AG of Germany (20%).

The Company will rely on cash generated from operations to fund its future working capital and capital expenditure requirements needed to support continued alkaline and lithium growth, geographic expansion and investment in high power rechargeable batteries. Funds available from unused bank credit facilities will be used primarily to fund seasonal working capital during the year when receivables and inventories rise to meet operating requirements.

Taxes paid ($2.4 million) have remained low in relation to the tax provision ($34.1 million) as taxable income was shielded by deductions for amortization and depreciation taken earlier for tax purposes than recognized for book purposes, principally in the United States. As of the end of fiscal 1994, the U.S. tax net operating loss carryforward was $130 million. See Footnote 4 in the Notes to Consolidated Unaudited Financial Statements for discussion regarding the U.S. Internal Revenue Service's audit of the Company's 1988, 1989 and 1990 U.S. tax returns.

Dividends paid increased 40%, reflecting the March 1994 dividend increase and greater number of shares outstanding.

As of October 1, 1994, Duracell had $812 million in contractually committed lines of credit from long-term bank credit facilities under which $332 million was outstanding. Commitments under the facilities are used to support commercial paper, of which $66 million was outstanding at October 1, 1994. Duracell's commercial paper program is rated investment grade. Unused borrowing capacity under its principal bank credit facilities at October 1, 1994 was $480 million.





PART II



OTHER INFORMATION







Item 6.     EXHIBITS AND REPORTS ON FORM 8-K



	   (a)   Exhibits


		  (i)   Statement re:  computation of earnings per share.




	   (b)   Reports on Form 8-K



		   The Company did not file any report on Form 8-K during the three fiscal months ended October 1, 1994.

					  SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.










							DURACELL INTERNATIONAL INC.



	November 14, 1994             By:    Robert A. Burgholzer, Jr.


                               						 Robert A. Burgholzer, Jr.
                              							 Vice President and Controller

                              							(Principal Accounting Officer)

                           					 EXHIBIT i

                     				DURACELL INTERNATIONAL INC.

           		   COMPUTATION OF EARNINGS PER SHARE OF COMMON STOCK

                			  For the Three Fiscal Months Ended

                  	October 1, 1994 and September 25, 1993


                                   							  Three Fiscal Months Ended

In millions, except per share amounts   October 1, 1994 September 25, 1993

Primary Computations:

Weighted average number of shares outstanding   117.5          115.3

Effect of outstanding stock options               3.7            3.1

  Weighted average number of shares and share
  equivalents outstanding                       121.2          118.4



Per share amounts:

     Net income (a)                           $  0.44        $  0.37


Fully Diluted Computations:

Weighted average number of shares outstanding   117.5          115.3

Effect of outstanding stock options               4.0            3.9

  Weighted average number of shares and share
  equivalents outstanding                       121.5          119.2


Per share amounts:

     Net income (a)                           $  0.44        $  0.37

(a) These calculations are submitted in accordance with Regulation S-K item 601(b)(11).