Form 10-Q
period 1994-12-31
DURACELL INTERNATIONAL INC
filed 1995-02-13
CIK 873482

FORM 10-Q



                  SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549



[ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934



		For the quarterly period ended December 31, 1994



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



Number of Shares of Common Stock, Par Value $.01,

   Outstanding as of January 27, 1995                  116,758,174

DURACELL INTERNATIONAL INC.


TABLE OF CONTENTS



                                                									    Page No.


	PART I.  FINANCIAL INFORMATION:

Consolidated Unaudited Financial Statements

Consolidated Income Statement for the
Three and Six Fiscal Months Ended December 31, 1994
and December 25, 1993                                         1



Consolidated Balance Sheet - December 31, 1994 and
June 30, 1994                                                 2



Statement of Consolidated Cash Flows for the
Six Fiscal Months Ended December 31, 1994
and December 25, 1993                                         3



Notes to Consolidated Financial Statements                   4-5



Management's Discussion and Analysis of Results of Operations
and Financial Condition                                      6-9



PART II.   OTHER INFORMATION:

Item 6.  Exhibits and Reports on Form 8-K                     10


Duracell International Inc.

Consolidated Income Statement

(Unaudited)


                           					For the Three Fiscal    For the Six Fiscal
                          					    Months Ended            Months Ended

In millions, except per share amounts
                          					    Dec. 31,  Dec. 25,   Dec. 31,  Dec. 25,
                               						1994      1993       1994      1993
Revenue                            $730.2    $660.6    $1,222.3    $1,098.1

Operating expenses:

  Cost of products sold             240.6     211.8       412.6       364.3

  Selling, general and admin. exp.  298.0     275.4       522.7       478.6

    Total operating expenses        538.6     487.2       935.3       842.9

Operating income                    191.6     173.4       287.0       255.2

Interest expense                      6.5       8.3        14.0        16.3

Other expense                         2.4       2.0         3.2         3.3

Income before income taxes          182.7     163.1       269.8       235.6

Provision for income taxes           71.6      64.0       105.7        92.1

Net income                          111.1      99.1       164.1       143.5

Earnings per share                $  0.92   $  0.83     $  1.35      $ 1.21

Weighted average shares and share equivalents
outstanding                         121.1     119.6       121.2       118.5

Cash dividends per share on
common stock                      $  0.22   $  0.16     $  0.44     $  0.32



See notes to consolidated financial statements.


Duracell International Inc.

Consolidated Balance Sheet


                                     							   December 31,     June 30,
                                         								 1994           1994
                                    							    (unaudited)
In millions
ASSETS

Current assets:

  Cash and cash equivalents                  $   34.8          $   36.1

  Accounts receivable, less allowance of
  $22.7 and $23.2                               537.7             322.8

  Inventories                                   212.5             229.9

  Deferred income taxes                          56.5              80.3

  Prepaid and other current assets               45.7              51.4

     Total current assets                       887.2             720.5

Property, plant and equipment, net of accumulated
depreciation of $225.1 and $204.8               339.0             313.2

Intangibles, net of accumulated amortization of
$301.3 and $277.0                             1,212.1           1,235.4

Other assets                                     15.6              17.2

     Total assets                            $2,453.9          $2,286.3

LIABILITIES AND EQUITY

Current liabilities:

  Accounts payable                           $   95.8          $  107.3

  Short-term borrowings                          60.4              51.0

  Accrued liabilities                           269.0             183.2

     Total current liabilities                  425.2             341.5

Long-term debt                                  358.0             355.0

Postretirement benefits other than pensions      97.3              95.3

Deferred income taxes                           275.4             280.9

Other non-current liabilities                    48.8              60.1

     Total liabilities                        1,204.7           1,132.8

Commitments and contingencies

Equity:

     Common stock and capital surplus         1,079.5           1,070.9

     Retained earnings                          211.0              98.7

     Accumulated translation adjustment         (22.9)            (16.1)

     Treasury stock                             (18.4)              --

	 Total equity                                1,249.2           1,153.5

	 Total liabilities and equity               $2,453.9          $2,286.3



See notes to consolidated financial statements.



Duracell International Inc.

Statement of Consolidated Cash Flows

(Unaudited)

                                   		    For the Six Fiscal Months Ended

In millions                                December 31,     December 25,
                                    							   1994              1993

Operating activities:

Net income                                    $164.1           $143.5

Adjustments to reconcile net income to cash provided by operating activities:

  Depreciation                                  22.0             19.4

  Amortization                                  23.0             21.4

  Provision for deferred taxes                  19.4             37.1

  Other noncash items                            3.0              4.7

  (Increase) decrease in:

     Accounts receivable                      (224.7)          (219.5)

     Inventories                                15.8             22.3

     Other working capital                      80.4             81.7

Cash provided by operating activities          103.0            110.6

Investing activities:

Purchase of property, plant & equip. & other   (52.9)           (25.0)

Cash used by investing activities              (52.9)           (25.0)

Financing activities:

Issuance of common stock                         4.6              7.5

Dividends paid                                 (51.8)           (37.1)

Purchases of treasury stock                    (12.3)              -

Repayment of revolving credit borrowings, net  (95.2)           (93.4)

Issuance of commercial paper, net               96.3             15.8

Net change in other borrowings and other         4.7             22.8

Cash used by financing activities              (53.7)           (84.4)

Effect of exchange rate changes on cash          2.3              0.5

Increase (decrease) in cash and cash equivalents(1.3)             1.7

Cash and cash equivalents, beginning of period  36.1             25.9

Cash and cash equivalents, end of period      $ 34.8           $ 27.6

Cash paid during the period for:

     Interest                                 $ 14.6           $ 15.8

     Taxes                                    $ 36.2           $ 27.9



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

2.    Inventories

	The cost of inventories by stage of manufacture was:

                           						 December 31,         June 30,
                            				   1994                 1994

	Finished goods                   $122.5             $141.0

	Work in process                    52.5               66.3

	Raw materials and supplies         37.5               22.6

	Total                            $212.5              $229.9

3.   Income Taxes

The Company has resolved all issues arising from the IRS's audit of the Company's income tax returns for the years ended June 30, 1988, 1989 and 1990. The settlement was made pursuant to the IRS's Intangibles Settlement Initiative, a program designed by the IRS to allow an early settlement of a large number of pending cases involving acquisitions that included significant intangible assets. The settlement reduced the U.S. net operating loss carryforward for tax purposes at June 30, 1994 from $350 to approximately $130 and will impact cash flows principally over three years. Because the settlement relates to deductions claimed in connection with assets acquired by the Company in June 1988, the additional tax that will result from the settlement has been recorded as an increase to both deferred tax liabilities and goodwill of $105 on the June 30, 1994 balance sheet. The settlement will not have a significant impact on the Company's future earnings.

4.    Debt

Effective October 28, 1994 the Company amended two of its principal credit facilities, resulting in a reduction in the commitment fees and a two year maturity extension to 1999.

5.    Equity

The Company paid quarterly cash dividends of $0.22 and $0.16 per share of common stock during the first six months of fiscal 1995 and 1994, respectively. Total dividends paid during these periods were $51.8 and $37.1, respectively.

Common stock and capital surplus increased $8.6 reflecting proceeds of $4.6 from stock option exercises and $4.0 of tax benefits arising from stock option transactions.

During December 1994 the Company repurchased 441,400 shares of its stock in open market purchases at a total cost of $18.4.

6.    Commitments and Contingencies

	In September, 1994, Duracell Inc. (the Company's U.S. operating subsidiary) entered into an Administrative Order By Consent with the U.S. Environmental Protection Agency ("EPA") whereunder in
December, 1994 Duracell submitted to the EPA a plan for a complete remedial investigation and feasibility study relating to mercury and volatile organic compounds contamination at the Company's Lexington, North Carolina manufacturing site. The
Company has also agreed to implement such plan following the EPA's approval of it. Comprehensive remediation actions have taken place at the Lexington site over the past ten years, but some additional remediation work is proposed in the plan submitted to the EPA. As of December 31, 1994, Duracell estimates that future investigatory and remediation costs will be approximately $6 million, for which the Company has reserved.
 However, due to the uncertainties created by the EPA's involvement, the ultimate costs could exceed this amount, although the Company's management does not believe that future costs will materially affect the Company's earnings or financial position.

Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations


Summarized below are the results of operations for the three and six fiscal months ended December 31, 1994 and December 25, 1993
(in millions, except per share amounts):




          		     Three Fiscal Months Ended      Six Fiscal Months Ended

                      					  % Change                      % Change

	         Dec. 31, Dec. 25,               Dec. 31, Dec. 25,
		           1994   1993 Reported Perf.*    1994    1993   Reported Perf.*

Alkaline unit volume:
North America 489.1  434.0  13     13       828.2   719.6     15      15

Europe        256.7  251.9   2      2       397.9   393.1      1       1

Other International
Markets       210.3  170.9  23     23       366.2   303.6     21      21

           	  956.1  856.8  12     12     1,592.3 1,416.3     12      12

Revenue:
North America$399.3 $361.1  11     11      $681.1  $610.0     12      12

Europe        220.7  214.4   3     (4)      352.4   338.4      4      (2)

Other International
Markets       110.2   85.1  29     30       188.8   149.7     26       27

          		 $730.2 $660.6  11      8    $1,222.3$1,098.1     11        9

Operating income:
North America$138.6 $125.9  10     10    $  219.2$  194.2     13       13

Europe         57.0   53.6   6     (1)       83.3    78.1      7        1

Other International
Markets        19.3   14.8  30     32        30.2    23.0     31       32

          		  214.9  194.3  11      9       332.7   295.3     13       11

Corporate/Research &
Development   (23.3) (20.9) (11)   (11)     (45.7)  (40.1)   (14)     (14)

          		 $191.6 $173.4   10      8     $287.0  $255.2     12       11


Interest exp.   6.5    8.3   22     24       14.0    16.3     14       17

Other expense   2.4    2.0  (20)   (20)       3.2     3.3      3        6

Income before
  income taxes182.7  163.1   12     10      269.8   235.6     15       13

Tax expense    71.6   64.0  (12)   (10)     105.7    92.1    (15)     (13)

Effective tax
  rate         39.2%  39.2%  - pp  - pp      39.2%   39.1%  (0.1pp) (0.1pp)

Net income  $ 111.1 $ 99.1   12     10     $164.1   $143.5     14      13

Earnings
  per share   $0.92  $0.83   11      8      $1.35    $1.21     12      10


* Performance - adjusted for foreign exchange (i.e., foreign currency translation, defined as the impact of translating the income statement from local currency to U.S. dollars).

Overview

Earnings for the second quarter ended December 31, 1995 were $111 million or $0.92 per share, representing increases of 12% and 11%, respectively, over the corresponding period in 1994. These improvements resulted from double-digit gains in worldwide alkaline volume, revenue and operating income, led by strong performances in North America and Other International Markets. Operating income increased 10% on the strength of alkaline volume driven revenue gains and improved operating leverage, partially offset by higher spending on research and development and geographic expansion. Partially offsetting the operating income growth was higher tax expense, which increased $7.6 million to $71.6 million, primarily as a result of increased earnings.

For the six months ended December 31, 1994, Duracell's earnings were $164 million or $1.35, representing increases of 14% and 12%, respectively, over the prior year period. These gains were driven by worldwide alkaline volume, sales and operating income growth of 12%, 11% and 12% respectively.



Second Quarter Ended December 31, 1994

North America

Alkaline volume growth was driven by strong growth in the overall battery category, especially in the mass merchandiser trade class, and expanded distribution in wholesale clubs. The revenue increase reflects alkaline volume growth and increased lithium sales, partially offset by lower priced volume. Operating income rose 10%, driven by the revenue gain and leveraging of non-advertising and promotion expenses, partially offset by higher advertising and promotion costs to support the DURACELL brand.



Europe

Alkaline volume increased 2% as continuing economic weakness, particularly in France and Spain, mitigated growth achieved in the U.K., Italy and Eastern Europe. Excluding favorable currency translation of $17 million, revenue decreased 4%, reflecting unfavorable country mix. On a performance basis, operating income decreased as the impact of lower sales and increased costs to support new business in Eastern Europe were substantially offset by leveraging of operating expenses.



Other International Markets

Alkaline volume growth was driven by continued alkaline penetration and expanding distribution in Asia, Africa and the Middle East, as well as new distribution in China and market and share growth in Mexico, Brazil and Australia. Revenue increased reflecting the volume growth, higher prices and increased high power sales. Operating income growth was driven by the revenue increase and leveraging of operating expenses, partially offset by higher costs associated with continued geographic expansion.

Six Months Ended December 31, 1994

North America

Alkaline volume grew as a result of expanded warehouse club distribution and increased demand in the mass merchandiser category. Higher sales reflect alkaline volume growth and increased lithium sales. Operating income rose 13%, driven by higher sales and improved leveraging of non-advertising and promotion operating expenses, partially offset by increased investment in advertising and promotion.



Europe

Alkaline volume increased 1% as successful promotional activity in Italy, new distribution into Eastern Europe, and the launch of superior performing alkaline batteries and new environmentally friendly packaging in the United Kingdom were offset by the impact of unfavorable economic conditions, particularly in France and Spain. Excluding favorable currency translation of $22 million, sales decreased 2% due to unfavorable country mix. On a performance basis, operating income grew 1% as the impact of lower sales (excluding favorable currency translation) and increased costs to support new business in Eastern Europe were offset by leveraging of operating expenses.



Other International Markets

Expanded distribution throughout Asia (including China), Africa and the Middle East, combined with market and share growth in Mexico, Brazil and Australia resulted in alkaline volume and sales increases of 21% and 26%, respectively. Leveraging of operating expenses helped operating income grow faster than sales.



Income Tax Expense

The provision for income taxes increased as a result of higher pre-tax income.

Financial Condition                        Six Months Ended

                         					   December 31, 1994     December 25, 1993
Cash provided by operating activities  $103.0            $110.6

Capital expenditures                     52.0              22.8

Dividends paid                           51.8              37.1

Debt reduction (borrowings), net         (4.6)             54.6



Cash from operations was used principally for continued investment in the business through capital expenditures. The increase in capital expenditures is expected to continue during fiscal 1995 and over the next several years, when compared to prior years, for capacity expansion, efficiencies in the manufacturing process, and investments to develop new high power rechargeable batteries. These expenditures will include the construction of new alkaline manufacturing facilities, as well as a rechargeable nickel metal hydride cell manufacturing facility in the United States. The rechargeable nickel metal hydride facility will be owned by a joint venture partnership, formed in October 1994, between affiliates of the Company (40%), Toshiba Battery Co. Ltd. of Japan (40%) and Varta Batterie AG of Germany (20%).

The Company will rely on cash generated from operations to fund its future working capital and capital expenditure requirements needed to support continued alkaline growth, geographic expansion and investment in high power rechargeable batteries. Funds available from unused bank credit facilities will be used primarily to fund seasonal working capital during the year when receivables and inventories rise to meet operating requirements.

Taxes paid ($36.2 million) have remained low in relation to the tax provision ($105.7 million) as taxable income was shielded by deductions for amortization and depreciation taken earlier for tax purposes than recognized for book purposes, principally in the United States. As of the end of fiscal 1994, the U.S. tax net operating loss carryforward was $130 million. See Footnote 3 in the Notes to Consolidated Unaudited Financial Statements for discussion regarding the settlement of U.S. Internal Revenue Service's audit of the Company's 1988, 1989 and 1990 U.S. tax returns.

Dividends paid increased 40%, reflecting the March 1994 dividend increase and the greater number of shares outstanding. During December 1994 the Company repurchased 441,400 shares of its common stock in open market purchases at a total cost of $18.4 million. During January 1995 the Company purchased an additional 558,600 shares in open market purhases at a total cost of $22.8 million. As of January 27, 3,000,000 shares remained of the Board of Directors' authorization for the purchase of up to 4,000,000 shares of the Company's common stock.

As of December 31, 1994, Duracell had $813 million in contractually committed lines of credit from long-term bank credit facilities under which $353 million was outstanding. Commitments under the facilities are used to support commercial paper, of which $218 million was outstanding at December 31, 1994. Duracell's commercial paper program is rated investment grade. Unused borrowing capacity under its principal bank credit facilities at December 31, 1994 was $460 million.

PART II

OTHER INFORMATION





Item 6.     EXHIBITS AND REPORTS ON FORM 8-K



		(a)   Exhibits



		(i)   Statement re:  computation of earnings per share.



		(ii)  Sixth Amendment, dated as of October 28, 1994, to the
			Second Amendment and Restated Credit Agreement, dated as of March 29, 1991, among Duracell International Inc. and certain of its affiliates and the Banks listed therein, including The First National Bank of Chicago, as agent.



		(iii) Ninth Amendment, dated as of October 28, 1994, to the
			Amended and Restated Multi-Option Financing Facility Agreement, dated as of November 16, 1990 among Duracell International Inc. and certain of its affiliates, the Financial Institutions listed therein, including Bank of America International Limited as facility agent and The First National Bank of Chicago as documentation agent.


		(b)   Reports on Form 8-K


			The Company did not file any report on Form 8-K during the three fiscal months ended December 31, 1994.

SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





							DURACELL INTERNATIONAL INC.







February  13, 1995                        By: Robert A. Burgholzer, Jr.


                                   							    Robert A. Burgholzer, Jr.

                                   							    Vice President and Controller

                                   							   (Principal Accounting Officer)