Form 10-Q
period 1995-04-01
DURACELL INTERNATIONAL INC
filed 1995-05-11
CIK 873482

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 1, 1995

                                       OR

/   /            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from __________ to __________


                         Commission File Number 1-10747

                           Duracell International Inc.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Delaware                                       06-1240267
- -------------------------------                       -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)


Berkshire Corporate Park, Bethel, CT                      06801
- ----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code        (203) 796-4000
                                                          --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES  X     NO
                                                ---       ---
Number of Shares of Common Stock, Par Value $.01,
 Outstanding as of April 28, 1995                          117,281,266
                                                          ------------

                          DURACELL INTERNATIONAL INC.


                               TABLE OF CONTENTS



                                                                                         Page No.
                                                                                         --------
PART I.  FINANCIAL INFORMATION:


   Consolidated Unaudited Financial Statements


      Consolidated Income Statement for the Three and                                         1
      Nine Fiscal Months Ended April 1, 1995 and March 26, 1994


      Consolidated Balance Sheet - April 1, 1995 and                                          2
      June 30, 1994


      Statement of Consolidated Cash Flows for the                                            3
      Nine Fiscal Months Ended April 1, 1995
      and March 26, 1994


      Notes to Consolidated Financial Statements                                              4-5


   Management's Discussion and Analysis of Results of Operations                              6-12
   and Financial Condition


PART II.   OTHER INFORMATION:


   Item 6.  Exhibits and Reports on Form 8-K                                                  13

Duracell International Inc.
Consolidated Income Statement
(Unaudited)

                                                              For the Three Fiscal              For the Nine Fiscal
                                                                 Months Ended                       Months Ended
- ----------------------------------------------------------------------------------------------------------------------
                                                            April 1,       March 26,         April 1,        March 26,
 In millions, except per share amounts                        1995           1994              1995            1994
- ----------------------------------------------------------------------------------------------------------------------
 Revenue                                                    $369.2         $337.9            $1,591.5        $1,436.0
                                                            ------         ------            --------        --------
 Operating expenses:
      Cost of products sold                                  141.9          130.5               554.5           494.8
      Selling, general and administrative expenses           193.8          176.9               716.5           655.5
                                                            ------         ------            --------        --------
           Total operating expenses                          335.7          307.4             1,271.0         1,150.3
                                                            ------         ------            --------        --------
 Operating income                                             33.5           30.5               320.5           285.7
 Interest expense                                              6.6            6.6                20.6            22.9
 Other (income) expense                                       (3.3)          (1.6)                0.2             0.9
 Mark-to-market (gain) loss                                  (10.8)           0.1               (11.1)            0.9
                                                            ------         ------            --------        --------
 Income before income taxes                                   41.0           25.4               310.8           261.0
 Provision for income taxes                                   15.7           10.5               121.4           102.6
                                                            ------         ------            --------        --------
 Net income                                                   25.3           14.9               189.4           158.4
                                                            ======         ======            ========        ========
 Earnings per share                                         $ 0.21         $ 0.12            $   1.57        $   1.33
                                                            ======         ======            ========        ========
 Weighted average shares and share equivalents
     outstanding                                             120.1          120.4               120.8           118.9
                                                            ======        =======            ========        ========
 Cash dividends per share on common stock                   $ 0.26        $  0.22            $   0.70        $   0.54
                                                            ======        =======            ========        ========





See notes to consolidated financial statements.

Duracell International Inc.
Consolidated Balance Sheet

                                                                           April 1,         June 30,
 In millions                                                                 1995             1994
- ----------------------------------------------------------------------------------------------------
                                                                          (unaudited)
 ASSETS
 ------
 Current assets:
      Cash and cash equivalents                                             $   34.1        $   36.1
      Accounts receivable, less allowance of $18.0 and $23.2                   328.0           322.8
      Inventories                                                              272.2           229.9
      Deferred income taxes                                                     50.7            80.3
      Prepaid and other current assets                                          58.1            51.4
                                                                            --------        --------
           Total current assets                                                743.1           720.5
 Property, plant and equipment, net of accumulated depreciation of
    $240.6 and $204.8                                                          358.8           313.2
 Intangibles, net of accumulated amortization of $310.5 and $277.0           1,217.5         1,235.4
 Other assets                                                                   21.4            17.2
                                                                            --------        --------
           Total assets                                                     $2,340.8        $2,286.3
                                                                            ========        ========

 LIABILITIES AND EQUITY
 ----------------------

 Current liabilities:
      Accounts payable                                                      $  101.0        $  107.3
      Short-term borrowings                                                     38.7            51.0
      Accrued liabilities                                                      186.9           183.2
                                                                            --------        ---------
           Total current liabilities                                           326.6           341.5
 Long-term debt                                                                351.9           355.0
 Postretirement benefits other than pensions                                    97.6            95.3
 Deferred income taxes                                                         282.6           280.9
 Other non-current liabilities                                                  49.7            60.1
                                                                            --------        --------
           Total liabilities                                                 1,108.4         1,132.8
                                                                            --------        --------
 Commitments and contingencies
 Equity:
      Common stock and capital surplus                                       1,085.7         1,070.9
      Retained earnings                                                        205.9            98.7
      Accumulated translation adjustment                                       (18.0)          (16.1)
      Treasury stock                                                           (41.2)             --
                                                                            --------        --------
           Total equity                                                      1,232.4         1,153.5
                                                                            --------        --------
           Total liabilities and equity                                     $2,340.8        $2,286.3
                                                                            ========        ========



See notes to consolidated financial statements.

Duracell International Inc.
Statement of Consolidated Cash Flows
(Unaudited)

                                                               For the Nine Fiscal Months Ended
- -------------------------------------------------------------------------------------------------
                                                                            April 1,   March 26,
 In millions                                                                  1995       1994
- -------------------------------------------------------------------------------------------------
 Operating activities:
      Net income                                                            $189.4       $158.4
      Adjustments to reconcile net income to cash provided by
        operating activities:
              Depreciation                                                    33.3         29.4
              Amortization                                                    34.7         32.1
              Provision for deferred taxes                                    34.6         56.5
              Other noncash items                                            (11.1)         1.8
              (Increase) decrease in:
                  Accounts receivable                                        (21.7)       (16.8)
                  Inventories                                                (45.6)       (10.0)
                  Other working capital                                      (11.7)         4.0
                                                                            ------       ------
      Cash provided by operating activities                                  201.9        255.4
                                                                            ------       ------
 Investing activities:
      Purchase of property, plant and equipment and other                    (80.4)       (40.8)
                                                                            ------       ------
      Cash used by investing activities                                      (80.4)       (40.8)
                                                                            ------       ------
 Financing activities:
      Issuance of common stock                                                 9.2         13.5
      Dividends paid                                                         (82.2)       (62.8)
      Purchases of treasury stock                                            (41.2)          --
      Repayment of revolving credit borrowings, net                         (102.1)      (159.2)
      Issuance (repayment) of commercial paper, net                           94.9        (18.5)
      Net change in other borrowings and other                                (6.9)        11.6
                                                                            ------       ------
      Cash used by financing activities                                     (128.3)      (215.4)
                                                                            ------       ------
 Effect of exchange rate changes on cash                                       4.8           --
                                                                            ------       ------
 Decrease in cash and cash equivalents                                        (2.0)        (0.8)
 Cash and cash equivalents, beginning of period                               36.1         25.9
                                                                            ------       ------
 Cash and cash equivalents, end of period                                   $ 34.1       $ 25.1
                                                                            ======       ======
 Cash paid during the period for:
      Interest                                                              $ 22.0       $ 23.3
                                                                            ======       ======
      Taxes                                                                 $ 73.5       $ 37.4
                                                                            ======       ======


 See notes to consolidated financial statements.

                          DURACELL INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (dollar amounts in millions except per share amounts)
                                  (unaudited)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation

         The consolidated financial statements of Duracell International Inc. (the "Company") are unaudited, but in the opinion of management contain all adjustments which are of a normal and recurring nature necessary to present fairly the financial position and the results of operations and cash flows for the periods presented.

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

2.       INVENTORIES
         The cost of inventories by stage of manufacture was:

                                                           April 1,      June 30,
                                                            1995           1994
                                                           --------      --------
          Finished goods                                    $161.0        $141.0
          Work in process                                     68.9          66.3
          Raw materials and supplies                          42.3          22.6
                                                            ------        ------
          Total                                             $272.2        $229.9
                                                            ======        ======

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

5.       EQUITY
         The Company paid cash dividends of $0.70 and $0.54 per share of common stock during the first nine months of fiscal 1995 and 1994, respectively. Total dividends paid during these periods were $82.2 and $62.8, respectively.

         Common stock and capital surplus increased $14.8 reflecting proceeds of $9.2 from stock option exercises and approximately $5.6 of tax benefits arising from stock option transactions.

         During December 1994 and January 1995 the Company repurchased 1,000,000 shares of its stock in open market purchases at a total cost of $41.2.

6.       COMMITMENTS AND CONTINGENCIES
         In September, 1994, Duracell Inc. (the Company's U.S. operating subsidiary) entered into an Administrative Order By Consent with the U.S. Environmental Protection Agency ("EPA") whereunder Duracell has submitted to the EPA a plan for a complete remedial investigation and feasibility study relating to mercury and volatile organic compounds contamination at the Company's Lexington, North Carolina manufacturing site. The Company has also agreed to implement such plan following the EPA's approval of it. Comprehensive remediation actions have taken place at the Lexington site over many years, but some additional remediation work is proposed in the plan submitted to the EPA. As of April 1, 1995, Duracell estimates that future investigatory and remediation costs will be approximately $4 million, the cost of which the Company has fully reserved. The Company believes that the amount reserved is sufficient to remediate the property; however, the final remediation plan has not been agreed to by the EPA. The Company believes that if additional remedial work is required by the EPA beyond the work planned by the Company, such additional remediation would not likely exceed an additional $6 million.

Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

Summarized below are the results of operations for the three and nine fiscal months ended April 1, 1995 and March 26, 1994 (in millions, except per share amounts):

                                             Three Fiscal Months Ended                  Nine Fiscal Months Ended
                                     ----------------------------------------  --------------------------------------------
                                                                 % Change                                     % Change
                                                            -----------------                           -------------------
                                     April 1,     March                        April 1,     March 26,
                                      1995       26, 1994   Reported  Perf.*    1995          1994      Reported    Perf. *
                                      ----       --------   --------  -------   ----        --------    --------    -------
 Alkaline unit volume:
     North America                    210.6       187.8        12      12     1,038.8         907.4        14         14
     Europe                           136.7       127.5         7       7       534.6         520.6         3          3
     Other International Markets      154.5       131.1        18      18       520.7         434.7        20         20
                                     ------      ------                      --------      --------
                                      501.8       446.4        12      12     2,094.1       1,862.7        12         12
                                     ======      ======                      ========      ========
Revenue:
     North America                   $177.6      $170.1         4       5    $  858.6      $  780.1        10         10
     Europe                           114.8       100.8        14       3       467.2         439.2         6         (1)
     Other International Markets       76.8        67.0        15      26       265.7         216.7        23         26
                                     ------      ------                      --------      --------
                                     $369.2      $337.9         9       8    $1,591.5      $1,436.0        11          9
                                     ======      ======                      ========      ========
Operating income:
     North America                   $ 33.7      $ 29.4        15      15    $  252.9      $  223.6        13         13
     Europe                            13.8        12.4        11       1        97.1          90.5         7          1
     Other International Markets       10.4         9.9         5      22        40.5          32.9        23         29
                                     ------      ------                      --------      --------
                                       57.9        51.7        12      12       390.5         347.0        13         11
      Corporate/Research &
        Development                   (24.4)      (21.2)      (15)    (15)      (70.0)        (61.3)      (14)       (14)
                                     ------      ------                      --------      --------
                                     $ 33.5      $ 30.5        10      11    $  320.5      $  285.7        12         11

Interest expense                        6.6         6.6        --       1        20.6          22.9        10         12
Other expense (income)                 (3.3)       (1.6)       NM      NM         0.2           0.9        78         82
Mark-to-market (gain) loss            (10.8)        0.1        NM      NM       (11.1)          0.9        NM         NM
                                     ------      ------                      --------      --------
Income before income taxes             41.0        25.4        61      61       310.8         261.0        19         18
Tax expense                            15.7        10.5       (50)    (47)      121.4         102.6       (18)       (17)
Effective tax rate                     38.3%       41.3%      3.0pp   3.0pp      39.1%         39.3%      0.2pp      0.2pp
                                     ------      ------                      --------      --------
Net income                           $ 25.3      $ 14.9        70      72    $  189.4      $  158.4        20         18
                                     ======      ======                      ========      ========
Per share development:
      Earnings before mark-to-market $ 0.16      $ 0.12        33      33    $   1.52      $   1.33        14         14
      Mark-to-market gain              0.05        --          NM      NM        0.05          --          NM         NM
                                     ------      ------                      --------      --------
      Net income                     $ 0.21      $ 0.12        75      75    $   1.57      $   1.33        18         16
                                     ======      ======                      ========      ========



* Performance - adjusted for foreign exchange (i.e., foreign currency translation, defined as the impact of translating the income statement from local currency to U.S. dollars).

Overview

Earnings for the third quarter ended April 1, 1995 were $19 million or $0.16 per share before an unrealized accounting gain, an increase of 33% from $0.12 per share in the year-earlier quarter. This improvement reflects gains in worldwide alkaline volume, revenue and operating income, led by strong performances in North America and Other International Markets. Inclusive of the accounting gain, which resulted from "marking to market" the Company's forward foreign currency contracts for intercompany purchases, net income totaled $25 million, or $0.21 per share.

Exclusive of the accounting gain, net income for the nine months ended April 1, 1995 increased 16% to a record $183 million, or $1.52 per share, versus income
of $158 million, or $1.33 per share, in the prior year period.   This growth
was driven by double-digit gains in worldwide alkaline volume, sales and operating income of 12%, 11% and 12% respectively. Adding back the unrealized accounting gain, earnings for the nine months were $189 million, or $1.57 per share.

THIRD QUARTER ENDED APRIL 1, 1995

North America

Alkaline volume grew 12% reflecting market growth and expansion of warehouse club business, while sales grew 4%. The principal reasons for the gap between volume and sales growth was the non-repeat of pipeline filling by a rechargeable battery customer, combined with reclassification of some rechargeable sales into the Other International Markets segment and increased sales to the warehouse club trade channel. A much smaller spread existed in the USA consumer business during the quarter, where volume increased 11% against an 8% improvement in sales. Operating income rose 15%, driven by the revenue gain and leveraging of non-advertising and promotion expenses, partially offset by higher advertising and promotion costs to support the DURACELL brand.

Europe

Alkaline volume increased 7%, benefiting from the launch of improved alkaline batteries and expansion into Eastern Europe. Excluding favorable currency translation of $11 million, revenue increased 3%, reflecting volume gains partially offset by unfavorable mix. On a performance basis, operating income increased 1% as the benefit of increased sales was partially offset by increased costs to support new business in Eastern Europe.

Other International Markets

Alkaline volume growth was driven by the benefits of economic stability and alkaline penetration in Brazil, expanded distribution in Taiwan, Hong Kong and Korea, continuing expansion into China and economic recovery in Australia. Revenue increased 15% reflecting the volume growth, higher prices and increased rechargeable sales. Revenue and operating income were both adversely affected by foreign currency translation, related to the devaluation of the Mexican peso. On a performance basis, operating income growth of 22% was driven by the revenue increase and leveraging of operating expenses, partially offset by higher costs associated with continued geographic expansion.

Income Tax Expense

The third quarter increase results from higher earnings (including mark-to-market), partially offset by a lower effective tax rate. The effective tax rate decreased due to recognition of an Australian net operating loss carryforward benefit, partially offset by a higher Italian statutory tax rate.

NINE MONTHS ENDED APRIL 1, 1995

North America

Alkaline volume grew as a result of expanded warehouse club distribution and increased demand in the mass merchandiser category. Higher sales reflect alkaline volume growth and increased lithium battery shipments. Operating income rose 13%, driven by higher sales and improved leveraging of non-advertising and promotion operating expenses, partially offset by increased investment in advertising and promotion.

Europe

Alkaline volume increased 3% as new distribution into Eastern Europe and the launch of better performing alkaline batteries were mitigated by the impact of unfavorable economic conditions, particularly in France and Spain. Excluding favorable currency translation of $33 million, sales decreased 1% due to unfavorable mix. On a performance basis, operating income grew 1% as the impact of lower sales (excluding favorable currency translation) and increased costs to support new business in Eastern Europe were offset by leveraging of operating expenses.

Other International Markets

Expanded distribution throughout Asia (including China), Africa and the Middle East, combined with market and share growth in Mexico, Brazil and Australia resulted in alkaline volume and sales increases of 20% and 23%, respectively. On a performance basis, leveraging of operating expenses helped operating income grow faster than sales.

Income Tax Expense

The provision for income taxes increased as a result of higher pre-tax income.

FINANCIAL CONDITION

                                                                      Nine Months Ended
                                                             -----------------------------------
                                                               April 1, 1995    March 26, 1994
                                                               -------------    --------------
 Cash provided by operating activities ....................       $201.9           $255.4
 Capital expenditures .....................................         76.9             40.7
 Dividends paid ...........................................         82.2             62.8
 Purchases of treasury stock ..............................         41.2               --
 Debt reduction net .......................................         15.5            165.9


CASH FLOW

Cash provided by operating activities was used principally for continued investment in the business through capital expenditures and returned to shareholders through dividends and repurchase of common stock. Cash provided by operating activities decreased as a result of the increased working capital requirements (principally accounts receivable and inventory) due to growth of the business and geographic expansion. The increase in capital expenditures is expected to continue during the remainder of fiscal 1995 and over the next several years, when compared to prior years, for capacity expansion in existing manufacturing sites and the construction of new alkaline manufacturing facilities in China and India, efficiencies in the manufacturing process, and investments to manufacture new high power nickel metal hydride and lithium ion rechargeable batteries.

In August 1992, Duracell, Toshiba Battery Co., Ltd. and Varta Batterie A.G. (the "Alliance members") signed a Technical Cooperation Agreement (the "Agreement") whereunder they agreed to engage in joint research and development of superior performing, cadmium-free nickel metal hydride rechargeable cells. These cells are used in powering high-power devices with rapidly growing markets, such as laptop computers, cellular phones and other consumer electronic devices. Nickel metal hydride batteries last longer on a single charge than conventional nickel cadmium rechargeable batteries and are environmentally safer. The Agreement has a five year term. Each of the Alliance members has the right to use any technological developments emanating from their joint efforts, as well as the right to license the other members' pre-existing nickel metal hydride technology on commercially reasonable terms. The Alliance members remain in active technical collaboration.

In October 1994, affiliated companies of the Alliance members formed a joint venture for the purpose of manufacturing nickel metal hydride cells in the United States. Duracell's and Toshiba's affiliates each hold a forty percent (40%) interest in the joint venture and Varta's affiliate has a twenty percent (20%) stake. Mebane, North Carolina has been selected as the site for the joint venture's manufacturing facility and the facility is in the planning stage with construction expected to begin in 1995. The cells made by the joint venture will be sold to the Alliance members and will supplement the parties' cell needs now being satisfied by production at Toshiba's existing nickel metal hydride plant in Japan. The duration of the joint venture is indefinite and Duracell's initial equity contribution is expected to be $20 million, which will be paid into the joint venture over several years beginning in fiscal 1995. In addition to the equity contributions from the three partners, the joint venture will utilize third party borrowings to fund its capital expenditure and working capital requirements.

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

Dividends paid increased 31%, reflecting the per share dividend increases and the greater number of shares outstanding. During December and January the Company repurchased a total of 1,000,000 shares of its common stock in open market purchases at a total cost of $41.2 million. As of May 8, 1995 3,000,000 shares remained of the Board of Directors' authorization for the purchase of up to 4,000,000 shares of the Company's common stock.

As of April 1, 1995, the Company had $815 million in contractually committed lines of credit from long-term bank credit facilities under which $347 million was outstanding. Commitments under the facilities are used to support commercial paper, of which $216 million was outstanding at April 1, 1995. The Company's commercial paper program is rated investment grade. Unused borrowing capacity under its principal bank credit facilities at April 1, 1995 was $468 million.

Taxes paid ($73.5 million) have remained low in relation to the tax provision ($121.4 million) as taxable income was shielded by deductions for amortization and depreciation taken earlier for tax purposes than recognized for book purposes, principally in the United States. As of the end of fiscal 1994, the U.S. tax net operating loss carryforward was $130 million. See Footnote 3 in the Notes to Consolidated Unaudited Financial Statements for discussion regarding the settlement of U.S. Internal Revenue Service's audit of the Company's 1988, 1989 and 1990 U.S. tax returns.

RISK MANAGEMENT

Foreign Exchange

International operations account for approximately half of the Company's revenue and operating income. The Company is exposed to foreign exchange risk on transactions which are denominated in a currency other than the operating unit's functional currency. Such transactions include foreign currency denominated imports and exports of raw materials and finished goods (both
intercompany and third party), loan payments and dividend payments.   In almost
all cases the functional currency is the unit's local currency.

It is the Company's policy to reduce foreign currency cash flow exposure due to exchange rate fluctuations by hedging anticipated and firmly committed foreign
currency transactions wherever possible.   The Company does not hedge foreign
currency translation or foreign currency net assets or liabilities unless such net amounts are expected to be remitted in the form of dividends or payment of intercompany loans. The Company does not speculate in foreign currencies. The counterparties to the forward contracts are financial institutions with investment grade credit ratings.

The Company closely monitors its foreign currency cash flow transactions and executes forward contracts to reduce its foreign exchange exposures. The use of forward contracts effectively protects the cash flows of the Company against unfavorable movements in exchange rates, to the extent of the amount under the contracts. The use of forward contracts also effectively prevents the Company from benefiting in the event of favorable movements in exchange rates, to the extent of the amount under the contracts.

As of April 1, 1995 forward exchange contracts outstanding totaled $421 million and generally mature within 15 months. Gains and losses realized upon settlement of these contracts are offset by gains and losses on the related foreign currency exposures. The fair value of forward contracts represents unrealized gains or losses which will fluctuate from quarter to quarter depending upon the movements of the underlying foreign exchange rates and will reverse upon settlement of the forward contracts, generally within 15 months. These unrealized gains or losses are timing issues only and represent no actual economic cost or benefit to the Company. In accordance with current accounting regulations, the Company records currently in income such gains and losses arising from contracts which hedge anticipated intercompany transactions.

As of April 1, 1995 the fair value of forward contracts was favorable $7.4 million (contracts with favorable values totaling $15.3 million, partially offset by contracts with unfavorable values totaling $7.9 million) based on dealer quotes. Of this fair value, $11.1 arose from forward contracts related to anticipated intercompany transactions, and is reflected in other income. The remaining fair value of $(3.7) million arose from forward contracts which hedge existing and identified future foreign currency firm third party commitments and has been deferred, and will be included in the value of the related foreign currency transactions as they occur.

The table below summarizes by major currency the contractual amounts of the Company's forward exchange contracts in U.S. dollars. Foreign currency amounts are translated at April 1, 1995 rates. The "buy" amounts represent the U.S. dollar equivalent of commitments to purchase currencies, and the "sell" amounts represent the U.S. dollar equivalent of commitments to sell currencies:

                                           April 1, 1995
                                           -------------
                                         BUY           SELL
                                         ---           ----
        U. S. Dollar                    $111,704       $ 13,764
        Belgian Franc                    237,799         77,615
        Swedish Krona                     17,679         25,042
        Spanish Peseta                    12,822         13,292
        German Mark                       10,666         28,891
        Japanese Yen                      12,713          3,375
        British Pound                      4,122         44,392
        Italian Lira                                     70,045
        Canadian Dollar                                  36,349
        French Franc                                     36,323
        Australian Dollar                                11,288
        Austrian Schilling                               13,435
        Dutch Guilder                      8,536         14,023
        Other                              5,002         31,079
                                        --------       --------
                                        $421,043       $418,913
                                        ========       ========

Interest Rate Swaps

The Company utilizes interest rate swaps to reduce the impact on interest expense of fluctuating rates on variable rate debt. Swaps or other financial instruments that are speculative are not permitted by the Company's internal policies. As of April 1, $150 million notional amount of interest rate swaps were outstanding, effectively fixing that amount (38% of total debt) of variable rate U.S. dollar debt to an average 7.44% fixed rate U.S. dollar debt. The Company is subject to market risk to the extent that interest rates on the swapped portion of the debt fall below 7.44%. No funds under the swap contracts were actually borrowed or are to be repaid. Under interest rate swaps, the Company agrees with the other parties to exchange, at specified intervals, the difference between the fixed-rate and floating-rate interest amounts calculated by reference to the agreed notional principal amount. The Company is the payor at a fixed rate (7.44% as of April 1, 1995) and receives a variable rate which is the flat rate for commercial paper as published by the Federal Reserve (6.1% as of April 1, 1995). Amounts due to or from the counter parties to interest rate swaps are reflected in interest expense in the periods in which they accrue. Interest expense reflects the effective interest rate which is fixed through the interest rate swaps. The fair value of interest rate swaps as of April 1, 1995 was unfavorable $1.5, based on dealer quotes. These swaps mature on various dates beginning November 1998 and ending May 1999. The Company is exposed to credit-related losses in the event of nonperformance by the counterparties to these swaps, although no such losses are expected as the counterparties are commercial banks having an investment grade credit rating.

Commodity Swaps

The Company is exposed to risk from fluctuating prices for commodities used in the manufacture of batteries. Some of this risk is hedged through commodity swaps executed over the counter with a commercial bank. The Company utilizes commodity swaps to effectively fix the price the Company will pay for zinc, which is a principal component in the manufacturing process, over the life of the swap. Swaps or other financial instruments that are speculative are not permitted by the Company's internal policies. Costs of products sold reflects the commodity cost including the effects of the commodity swaps. As of April 1, 1995 $17.3 million of commodity swaps were outstanding, maturing through July 1, 1996. The maturity of the contracts highly correlates to the actual purchases of the commodity. Under such contracts the Company pays the counterparty at a fixed rate, and receives from the counterparty a floating rate per pound of zinc; only the net differential is actually paid or received. The amounts paid or received are calculated based on the notional amounts under the contracts. The use of such commodity swaps effectively protects the Company against an increase in the price of the commodity, to the extent of the notional amount under the contract. This also effectively prevents the Company from benefiting in the event of a decrease in the price of the commodity, to the extent of the notional amount under the contract. The fair value of commodity swaps as of April 1, 1995 was favorable $0.1 million, based on dealer quotes. This fair value has not been recorded by the Company as of April 1, 1995, and will be reflected in the cost of the commodity as it is actually purchased. The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to these swaps, although no such losses are expected as the counterparty is a commercial bank having an investment grade credit rating.

                                    PART II

                               OTHER INFORMATION



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 (i)      Statement re:  computation of earnings per share.


         (b)     Reports on Form 8-K

                 The Company did not file any report on Form 8-K during the three fiscal months ended April 1, 1995.

                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  DURACELL INTERNATIONAL INC.



May 10, 1995                                By:   Robert A. Burgholzer, Jr.
                                               ---------------------------------
                                                  Robert A. Burgholzer, Jr.
                                                  Vice President and Controller
                                                  (Principal Accounting Officer)

                                EXHIBITS INDEX
                                --------------


Exhibits Number                Description
- ---------------                ------------

   Ex-11(i)         Statement re:  computation of earnings per share.


   Ex-27            Financial Data Schedule