Form 10-K405
period 1995-06-30
DURACELL INTERNATIONAL INC
filed 1995-09-22
CIK 873482

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

              /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      FOR FISCAL YEAR ENDED JUNE 30, 1995

             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM          TO        COMMISSION FILE NUMBER 1-10747
                               -------    -------

                          DURACELL INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                         06-1240267
    (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                          Identification No.)

  BERKSHIRE CORPORATE PARK, BETHEL, CT                             06801
(Address of principal executive offices)                         (Zip Code)

                                 (203) 796-4000
              (Registrant's telephone number, including area code)

                                ---------------

            SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF ACT:

                                                        NAME OF EACH EXCHANGE
                TITLE                                    ON WHICH REGISTERED
                -----                                    -------------------
             Common Stock                              New York Stock Exchange

            SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF ACT:

                                      NONE
                                      ----

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


     The aggregate market value of voting stock held by non-affiliates of the registrant as of September 13, 1995 was approximately $5,056 million. Limited partnerships affiliated with Kohlberg Kravis Roberts & Co., L.P. and directors and executive officers of the registrant are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

           Number of shares of Common Stock , par value $0.01,
             outstanding as of September 13, 1995  . . . . . . . . . 117,915,239


                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Shareholders for the fiscal year ended June 30, 1995 are incorporated by reference into Part I and Part II of this Report.

     Portions of the Proxy Statement relating to the registrant's Annual Meeting of Stockholders to be held October 26, 1995 are incorporated by reference into
Part III of this Report.

                                     PART I

ITEM 1.  BUSINESS

     Duracell International Inc. ("Duracell" or the "Company") manufactures and markets, primarily under the DURACELL(R) brand, high performance alkaline batteries, primary lithium batteries and other battery types. Duracell also markets rechargeable nickel metal hydride batteries and a lighting products line. Duracell maintains a leading position in North American and European consumer battery markets with its "copper and black" DURACELL brand alkaline batteries. Alkaline batteries accounted for approximately 83% of Duracell's sales during fiscal 1995. Duracell's batteries are sold worldwide through consumer channels, to industrial users and to manufacturers of battery-powered consumer, industrial, medical and military equipment.

     Duracell has experienced 22 consecutive years of sales increases, due in large part to the expanding market for its principal product, alkaline batteries. Duracell markets consumer batteries worldwide under the DURACELL brand.

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

FINANCIAL INFORMATION ABOUT THE COMPANY'S GEOGRAPHIC AREAS OF OPERATION

     Information about Duracell's geographic areas of operation is incorporated by reference to Note 15, Geographic Area of Operations, which appears on page 44 of Duracell's Annual Report to Shareholders for the fiscal year ended June 30, 1995.

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

     Duracell is at the forefront of primary lithium battery development and is a leading lithium battery manufacturer for consumer devices. Lithium batteries have performance advantages over conventional consumer batteries in certain applications, their extremely high energy density and long shelf life being the most notable advantages.

     Duracell's line of zinc air batteries, most of which are "button cells," are used principally in hearing aids and medical equipment.

     Over the past several years Duracell, Toshiba Battery Co., Ltd. of Japan and Varta Batterie AG of Germany have engaged in joint research and development of nickel metal hydride rechargeable cells. Nickel metal hydride rechargeable batteries are becoming the battery of choice for use in devices having high power requirements like portable computers. They are also an environmentally attractive substitute for the nickel-cadmium batteries now being used to power many such devices. During fiscal 1995 affiliates of the three companies formed a joint venture for the purpose of constructing and operating a manufacturing facility in the United States to produce nickel metal hydride cells for use in rechargeable batteries sold by the three companies. Duracell has a 40% interest in the joint venture, with Toshiba and Varta holding the remaining 40% and 20%, respectively. In fiscal 1995, Duracell continued its efforts to convince the leading manufacturers of portable computers and cellular telephones to design-in standardized nickel metal hydride rechargeable batteries as the power source for their devices. Duracell made its initial shipments of DURACELL brand nickel metal hydride rechargeable batteries to original equipment manufacturers in fiscal 1993. Consumer sales of rechargeable batteries were initiated during fiscal 1994. Duracell also plans to begin manufacturing lithium ion high power rechargeable batteries in the United States during fiscal 1997.

NORTH AMERICAN OPERATIONS

     In North America, alkaline batteries account for a substantial majority of household battery sales. Duracell's management estimates that in fiscal 1995, alkaline batteries accounted for approximately 85% of the United States consumer battery market. The DURACELL brand has the leading alkaline market share.

     Duracell competes with several major brands in the highly competitive United States battery market. Eveready Battery Company, a subsidiary of Ralston Purina Company, manufactures Energizer brand alkaline batteries and is Duracell's primary U.S. competitor. Other U.S. competitors include Rayovac Corporation and numerous imported brands.

     In Canada, the DURACELL brand has the leading alkaline market share in a market where Duracell's management estimates that alkaline batteries account for approximately 75% of the consumer battery market. Eveready Battery Company is Duracell's primary Canadian competitor.

INTERNATIONAL OPERATIONS

     Duracell's international operations are divided organizationally into two groups: Europe and Other International Markets, consisting of Mexico, South America, the Caribbean, the Middle East, India, Africa, China, the Pacific Rim and various other developing alkaline markets.

     Although Duracell is truly a pan-European battery business, Duracell's European operations concentrate on the largest markets, namely the United Kingdom, Germany, France, Spain and Italy. Duracell Europe also has a strong brand presence in Scandinavia, the Benelux countries, Portugal and Austria. The Eastern European countries offer significant potential for growth. Duracell business units have recently been established in Hungary, Czechia, Poland and Russia. The DURACELL brand is the leading alkaline battery brand in Europe. Duracell also markets a series of national brands, most notably SUPERPILA (Italy), DAIMON (Germany) and HELLESENS/TUDOR (Scandinavia). In Europe, the DURACELL brand competes with the Energizer brand and numerous national alkaline brands, several of which are important brands in the country of their manufacture, but DURACELL is in most instances the leading alkaline brand. In European markets, where zinc carbon batteries maintain a higher market share than in North America, Duracell sells more zinc carbon batteries than it sells in any other market.

     The DURACELL brand competes with numerous brands in Other International Markets. Almost all of the batteries sold by Duracell in Other International Markets are alkaline batteries. Although Duracell has achieved a high alkaline share in numerous countries included in Other International Markets, overall alkaline sales as a percentage of total battery sales are low as compared to zinc carbon battery sales. Duracell's management believes that the countries comprising Duracell's Other International Markets have significant potential for continued alkaline penetration. In fiscal 1995, Duracell's Other International Markets Division established a business presence in South Africa, Dubai, Morocco, Malaysia and Thailand.

     In fiscal 1994, Duracell formed joint venture companies in both China and India to manufacture and distribute DURACELL brand alkaline batteries. Duracell holds a controlling interest in each of these companies. China and India offer significant growth opportunities for Duracell due to the size of these markets.


MARKETING AND DISTRIBUTION

     Duracell promotes its batteries through a variety of means, including television advertising, store displays and trade and consumer promotions. Duracell's advertising emphasizes the long service life of DURACELL batteries and product differentiation, such as the patented on-pack COPPER TOP(TM) Tester. Duracell sponsors various trade and consumer promotions intended to foster brand awareness and to maintain favorable, multiple display positions in retail stores. Duracell distributes its products principally through retailers, ranging from mass merchandisers and warehouse clubs to sole proprietor outlets.

     Each of Duracell's principal foreign subsidiaries has its own sales and marketing staffs. Major accounts are serviced by the local sales force. Smaller retail accounts are usually serviced through local distributors.

     Duracell works closely with many original equipment manufacturers in their development of new battery-powered devices designed to be used with Duracell's batteries. Such efforts have been instrumental in developing the consumer primary lithium battery market and are essential to Duracell's success in selling standard size nickel metal hydride rechargeable batteries.

MANUFACTURING AND RAW MATERIALS

     DURACELL manufactures batteries in the United States, Canada, Mexico, the United Kingdom and Belgium. Duracell's Aarschot, Belgium facility is believed to be the largest alkaline battery plant in the world. Alkaline Manufacturing facilities are currently under construction in China and India.

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

     Duracell is presently purchasing all of the cells used in its production of rechargeable nickel metal hydride batteries from Toshiba Battery Co., Ltd. The joint venture formed by affiliates of Duracell, Toshiba and Varta is currently building a plant in the United States and will commence manufacturing of rechargeable nickel metal hydride cells in the U.S. during fiscal 1997. See
Note 2 to the Consolidated Financial Statements.

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

CUSTOMERS

     Duracell's business is not dependent on any single customer or limited group of customers, the loss of which would have a material adverse effect on its business. There is, however, a trend toward larger retailers, particularly mass merchandisers and warehouse clubs, controlling an increasing share of the consumer battery market in more developed markets such as the United States.

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

     Duracell's research and development efforts focus on the search for new high-power batteries for the consumer market and on the improvement of its existing products. In fiscal 1995, Duracell concentrated much of its research and development efforts on enhancing the performance of its alkaline and nickel metal hydride rechargeable batteries, and the development of a line of lithium ion rechargeable batteries. Duracell will continue such emphasis in fiscal 1996.

     Duracell spent $34.7 million, $29.6 million and $26.1 million on research and development and $22.9 million, $22.8 million and $18.4 million on engineering activities in fiscal 1995, 1994 and 1993, respectively.

EMPLOYEES

     Duracell had approximately 8,100 employees at June 30, 1995. Duracell's United States labor force is not unionized. Approximately 1,000 international employees are members of national labor unions. Management believes that Duracell's overall relations with its employees are good.

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

                 International
                    Aarschot, Belgium                    Owned
                    Mexico City, Mexico                  Owned
                    Wrexham, Wales                       Leased

     Duracell leases its corporate headquarters facility in Bethel, Connecticut. In late 1995, Duracell will consolidate its current Bethel offices in a new leased single office facility currently under construction in the same Bethel, Connecticut office park.

     Duracell's management believes that Duracell's facilities are adequate for its operations, are in good operating condition and that its alkaline manufacturing plants have sufficient global capacity to meet foreseeable market requirements. Duracell continues to add alkaline battery capacity through the procurement of higher speed assembly equipment to meet growing demand in the U.S. and throughout the world.

     During fiscal 1994 Duracell formed joint venture companies in both China and India. Duracell owns a controlling interest in each joint venture and construction of alkaline battery manufacturing facilities in each country is under way.

ITEM 3.  LEGAL PROCEEDINGS

     Other than ordinary litigation incidental to the battery business, such as product liability claims, and other than in the environmental areas described below, there are no significant legal or administrative proceedings to which Duracell is a party defendant.

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

     In September, 1994, Duracell, Inc. (the Company's U.S. operating subsidiary) entered into an Administrative Order by Consent with the U.S. Environmental Protection Agency ("EPA") whereunder Duracell has submitted to the EPA a plan for a complete remedial investigation and feasibility study relating to mercury and volatile organic compounds contamination at the Company's Lexington, North Carolina manufacturing site. The Company has also agreed to implement such plan following the EPA's approval of it. Comprehensive remediation actions have taken place at the Lexington site over many years, but additional remediation work is proposed in the plan submitted to the EPA. As of June 30, 1995, Duracell estimates that future investigatory and remediation costs will be approximately $4 million, the cost of which the Company has fully reserved. The Company believes that the amount reserved is sufficient to remediate the property; however, the final remediation plan has not been agreed to by the EPA. The Company believes that if additional remedial work is required by the EPA beyond the work planned by the Company, such additional remediation would not likely exceed an additional $6 million.

     In addition to the Lexington site, Duracell is also involved in several other environmental remediation programs. The future cost of these remediations is not expected to be material to Duracell's results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the New York Stock Exchange under the symbol DUR. The number of holders of record of Common Stock at August 26, 1995 was 5,987. The Common Stock commenced public trading on May 2, 1991 at the time of the initial public offering. On August 19, 1992, the Company declared its initial quarterly cash dividend on the Common Stock at the rate of $.08 per share. The quarterly dividend was subsequently increased to $.16 per share with the dividend paid in the third quarter of fiscal 1993, to $.22 per share with the dividend paid in the third quarter of fiscal 1994 and to $.26 per share with the dividend paid in the third quarter of fiscal 1995. The closing price of the Common Stock on September 13, 1995 was $42 7/8 per share.

The high, low and closing prices for a share of Duracell common stock on the New York Stock Exchange for each fiscal quarter of 1995 and 1994 were as follows (in dollars):


                                          High             Low              Close
                                          ----             ---              -----
            1995
            ----
            Fourth Quarter                47               41 7/8           43 1/4
            Third Quarter                 45 3/8           36 3/4           44 3/4
            Second Quarter                46               40 3/4           43 3/8
            First Quarter                 47 1/4           39               45 5/8

            1994
            ----
            Fourth Quarter                44 1/4           38 5/8           39
            Third Quarter                 44 1/4           35 3/8           41 1/8
            Second Quarter                38 1/8           32 1/4           35 1/8
            First Quarter                 37 5/8           28 1/2           37 1/8

ITEM 6.  SELECTED FINANCIAL DATA

     The information set forth in Note 19, Selected Financial Data, which appears on page 46 of the Annual Report to Shareholders for the fiscal year ended June 30, 1995 is incorporated into this Report by reference thereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth under the heading "Financial Review" on pages 22 to 31 of the Annual Report to Shareholders for the fiscal year ended June 30, 1995 is incorporated into this Report by reference thereto.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's consolidated financial statements, independent auditors' report thereon and supplementary data on pages 32 to 47 of the Annual Report to Shareholders for the fiscal year ended June 30, 1995 are incorporated into this Report by reference thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     DIRECTORS AND EXECUTIVE OFFICERS

     The information as to the directors of the Company set forth under the caption "Election of Directors" on pages 2 through 5 of the Proxy Statement relating to the Annual Meeting of Stockholders to be held on October 26, 1995 is incorporated into this Report by reference thereto.

     The executive officers of the Company, their ages and their employment history are as follows:

                                                                       Present Principal Occupation
                                                                       or Employment and Five-Year
             Name                   Age                                     Employment History
             ----                   ---                                ----------------------------
      Charles R. Perrin             50           Director of the Company since June, 1988; Chairman of the Board since January,
                                                 1995; Chief Executive Officer of the Company and Duracell Inc. since October,
                                                 1994; President and Chief Operating Officer of the Company and Duracell Inc. from
                                                 April, 1992 to October, 1994; President, Duracell North America and International
                                                 Development Markets, prior thereto.

      Charles E. Kiernan            50           Director of the Company since October, 1994; President and Chief Operating
                                                 Officer of the Company and Duracell Inc. since January, 1995 and October, 1994, respectively; President, Duracell North America from September, 1993 to October,
                                                 1994; President, Duracell USA from April, 1992 to September, 1993; Senior Vice
                                                 President, Marketing and Manufacturing Operations, Duracell USA from September,
                                                 1991 to April, 1992; Vice President, Marketing, Duracell USA, prior thereto.

      J. Norman Allen               45           President, New Products and Technology ("NPT") Division since February, 1995;
                                                 Senior Vice President, NPT Division from February, 1994 to February, 1995; Vice
                                                 President, NPT Division, prior thereto.

      David G. Bluestein            49           President, Duracell North America since October, 1994; President, Duracell's
                                                 International Development Markets ("IDM") Division from August, 1991 to October,
                                                 1994; Vice President, Strategy and Development of the Company from April, 1990 to
                                                 August, 1991; Vice President and General Manager, U.S. Body Care Division of
                                                 Colgate Palmolive prior thereto.

      Robert A. Burgholzer, Jr.     52           Vice President and Controller of the Company since April, 1990.

      Gregg A. Dwyer                51           Senior Vice President, General Counsel and Secretary of the Company since June,
                                                 1988.

      Barbara J. Johnson            44           Vice President, Taxes of the Company since November, 1993; Completion of Graduate
                                                 Studies and Other Academic Pursuits from October, 1990 until May, 1993; Partner,
                                                 Deloitte & Touche, prior thereto.

      G. Wade Lewis                 48           Director of the Company since October, 1993; Senior Vice President, Finance and
                                                 Chief Financial Officer of the Company since June, 1988.

      Nancy A. Reardon              43           Senior Vice President, Human Resources of the Company since September, 1991; Vice
                                                 President, Executive Resources, American Express prior thereto.

      Christophe Ripert             43           President, Duracell Europe Division since July, 1992; Zone Manager, Duracell
                                                 Europe, prior thereto.

      Walter B. Rogers              52           Vice President, Investor Relations of the Company since February, 1992; Vice
                                                 President, Communications, General Host Corp., prior thereto.

      Steven G. Staves              43           President, IDM Division since February, 1995; Various Executive Positions,
                                                 Sterling-Winthrop, Inc., prior thereto.

      Somerset R. Waters            48           Vice President and Treasurer of the Company since December, 1994; Assistant
                                                 Treasurer, Black & Decker Corporation prior thereto.


ITEM 11.  EXECUTIVE COMPENSATION

         The information set forth under the caption "Executive Compensation" appearing on pages 7 through 10 of the Proxy Statement relating to the Company's Annual Meeting of Stockholders to be held October 26, 1995 is incorporated into this Report by reference thereto.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information set forth under the caption "Beneficial Ownership of Securities" on pages 5 and 6 of the Proxy Statement relating to the Company's Annual Meeting of Stockholders to be held on October 26, 1995 is incorporated into this Report by reference thereto. There are no arrangements known to the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information set forth under the caption "Certain Interests and Transactions" on page 10 of the Proxy Statement relating to the Company's Annual Meeting of Stockholders to be held on October 26, 1995 is incorporated into this Report by reference thereto.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a)    List of documents filed as part of this Annual Report:

                 (1) The following consolidated financial statements of Duracell International Inc. and the independent auditors' report are incorporated by reference in Part II, Item 8.

                        - Consolidated Income Statement for the years ended June 30, 1995, 1994 and 1993

                        -      Consolidated Balance Sheet as of June 30, 1995
                               and 1994

                        - Statement of Consolidated Cash Flows for the years ended June 30, 1995, 1994 and 1993

                        - Statement of Consolidated Equity for the years ended June 30, 1995, 1994 and 1993

                        -      Notes to Consolidated Financial Statements

                        -      Independent Auditors' Report

              (2) The following Financial Statement Schedule is included herein:

                    - Schedule V - Valuation and Qualifying Accounts for the years ended June 30, 1995, 1994 and 1993 . . . Page 20

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

              Exhibit
              Number
              -------

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

              10.11 Sixth Amendment, dated as of October 28, 1994, to the Second
                    Amended and Restated Credit Agreement, dated as of March 29, 1991, among Duracell International Inc. and certain of its affiliates and the Banks listed therein, including The First National Bank of Chicago, as agent (incorporated herein by reference to Exhibit (ii) to Duracell International Inc. report on Form 10-Q for the quarter ended December 31,
                    1994).

              10.12 Amended and Restated Multi-Option Financing Facility
                    Agreement, dated as of November 16, 1990, among Duracell Holdings Corporation and certain of its affiliates, and the Financial Institutions listed therein, including Bank of America International Limited as facility agent and The First National Bank of Chicago as documentation agent (incorporated herein by reference to Exhibit to Duracell Holdings Corporation's report on Form 10-Q for the quarter ended December 29, 1990).

              10.13 First Amendment, dated as of March 19, 1991, to the Amended and Restated Multi- Option Financing Facility Agreement, dated as of November 16, 1990, among Duracell International Inc. and certain affiliates and the Financial Institutions listed therein, including Bank of America International Limited as facility agent and The First National Bank of Chicago as documentation agent (incorporated herein by reference to Exhibit 10.6 to Form S-1 [No. 33-39301] of Duracell International Inc.).

              10.14 Second Amendment, dated as of June 24, 1991, to the Amended and Restated Multi-Option Financing Facility Agreement, dated as of November 16, 1990 among Duracell International Inc. and certain of its affiliates, the Financial Institutions listed therein, including Bank of America International Limited as facility agent and The First Bank of Chicago as documentation agent (incorporated herein by reference to Exhibit 10.8 to Duracell International Inc. Annual Report on Form 10-K for the year ended June 30,
                    1991).

              10.15 Third Amendment, dated as of August 23, 1991, to the Amended and Restated Multi-Option Financing Facility Agreement, dated as of November 16, 1990 among Duracell International Inc. and certain of its affiliates, the Financial Institutions listed therein, including Bank of America International Limited as facility agent and The First Bank of Chicago as documentation agent (incorporated herein by reference to Exhibit 10.9 to Duracell International Inc. Annual Report on Form 10-K for the year ended June 30,
                    1991).

              10.16 Fourth Amendment, dated as of December 13, 1991, to the
                    Amended and Restated Multi-Option Financing Facility Agreement, dated as of November 16, 1990, among Duracell International Inc. and certain affiliates and the Financial Institutions listed therein, including Bank of America International Limited as facility agent and The First National Bank of Chicago as documentation agent (incorporated herein by reference to Exhibit 10.13 to Duracell International Inc. Annual Report on Form 10-K for the year ended June 30, 1992).

              10.17 Fifth Amendment and Waiver, dated as of May 15, 1992, to the
                    Amended and Restated Multi- Option Financing Facility Agreement, dated as of November 16, 1990 among Duracell International Inc. and certain of its affiliates, the Financial Institutions listed therein, including Bank of America International Limited as facility agent and The First National Bank of Chicago as documentation agent (incorporated herein by reference to Exhibit 10.14 to Duracell International Inc. Annual Report on Form 10-K for the year ended June 30, 1992).

              10.18 Sixth Amendment, dated as of October 16, 1992, to the
                    Amended and Restated Multi- Option Financing Facility Agreement, dated as of November 16, 1990 among Duracell International Inc. and certain of its affiliates, the Financial Institutions listed therein, including Bank of America International Limited as facility agent and The First National Bank of Chicago as documentation agent (incorporated herein by reference to Exhibit (ii) to Duracell International Inc. report on Form 10-Q for the quarter ended September 26, 1992).

              10.19 Seventh Amendment, dated as of August 30, 1993, to the
                    Amended and Restated Multi-Option Financing Facility Agreement, dated as of November 16, 1990 among Duracell International Inc. and certain of its affiliates, the Financial Institutions listed therein, including Bank of America International Limited as facility agent and The First National Bank of Chicago as documentation agent (incorporated herein by reference to Exhibit 10.17 to Duracell International Inc. Annual Report on Form 10-K for the year ended June 30, 1993).

              10.20 Eighth Amendment, dated as of December 22, 1993, to the
                    Amended and Restated Multi-Option Financing Facility Agreement, dated as of November 16, 1990 among Duracell International Inc. and certain of its affiliates, the Financial Institutions listed therein, including Bank of America International Limited as facility agent and The First National Bank of Chicago as documentation agent (incorporated herein by reference to Exhibit (iii) to Duracell International Inc. report on Form 10-Q for the quarter ended December 25, 1993).

              10.21 Ninth Amendment, dated as of October 28, 1994, to the
                    Amended and Restated Multi-Option Financing Facility Agreement, dated as of November 16, 1990, among Duracell International Inc. and certain of its affiliates, the Financial Institutions listed therein, including Bank of America International Limited as facility agent and the First National Bank of Chicago as documentation agent (Incorporated herein by reference to Exhibit (iii) to Duracell International Inc. report on Form 10-Q for the quarter ended December 31, 1994).

              10.22 Stock Purchase Agreement, dated as of May 4, 1988, as amended and restated as of June 23, 1988, by and between Duracell International Inc. and Kraft, Inc., including list of omitted schedules (incorporated herein by reference to Exhibit 21 to Form S-1 [No. 33-23528] of Duracell Holdings Corporation).

              11.1 Duracell International Inc. computation of earnings per share of Common Stock for the years ended June 30, 1995, 1994 and 1993.

              13.2 Pages 22 through 47 of the Company's Annual Report to Shareholders for the year ended June 30, 1995.

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

                                        DURACELL INTERNATIONAL INC.

Date:     September 22, 1995            By  /s/ ROBERT A. BURGHOLZER, JR.
          ------------------               -------------------------------
                                             Robert A. Burgholzer, Jr.
                                             Vice President and Controller
                                             (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated this 22nd day of September, 1995

            SIGNATURE                                                     TITLE
            ---------                                                     -----
     /s/ CHARLES R. PERRIN                                  Chairman of the Board and Chief
     --------------------------------                       Executive Officer
             Charles R. Perrin *

     /s/ G. WADE LEWIS                                      Director, Senior Vice President, Finance
     --------------------------------                       and Chief Financial Officer
             G. Wade Lewis *

     /s/ CHARLES E. KIERNAN                                 Director, President and Chief Operating
     --------------------------------                       Officer
             Charles E. Kiernan *

     /s/ ROBERT M. KAVNER                                   Director
     --------------------------------
             Robert M. Kavner *

     /s/ C. ROBERT KIDDER                                   Director
     --------------------------------
             C. Robert Kidder *

     /s/ HENRY R. KRAVIS                                    Director
     --------------------------------
             Henry R. Kravis *

     /s/ ARNO A. PENZIAS                                    Director
     --------------------------------
             Arno A. Penzias*

     /s/ PAUL E. RAETHER                                    Director
     --------------------------------
             Paul E. Raether *

     /s/ GEORGE R. ROBERTS                                  Director
     --------------------------------
             George R. Roberts *

     /s/ PAULA STERN                                        Director
     --------------------------------
             Paula Stern*

     /s/ SCOTT M. STUART                                    Director
     --------------------------------
             Scott M. Stuart *

                                                     *By     /s/ GREGG A. DWYER
                                                        --------------------------------
                                                                Gregg A. Dwyer
                                                               Attorney-In-Fact

INDEPENDENT AUDITORS' REPORT





Duracell International Inc.:

         We have audited the consolidated financial statements of Duracell International Inc. and its subsidiaries as of June 30, 1995 and 1994, and for each of the three years in the period ended June 30, 1995, and have issued our report thereon dated August 10, 1995; such consolidated financial statements and report are included in your 1995 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Duracell International Inc. and its subsidiaries, listed in Item 14(a)(2). This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP

Stamford, Connecticut
August 10, 1995

                                                                      SCHEDULE V

                          DURACELL INTERNATIONAL INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 1995, 1994 AND 1993
                                 (IN MILLIONS)



                  (A)                        (B)                   (C)                    (D)             (E)
                                                                 Additions
                                                        ----------------------------
                                         Balance at     Charged to     Charged to                       Balance
                                         Beginning      Costs and      Other                            at End of
 Description                             of Year        Expenses       Accounts(1)    Deductions(2)     Year
 ------------------------------------    ----------     ----------     -----------    -------------     ---------
 Allowance for Doubtful Accounts
 1995 ..............................       $23.2          $6.3           $(0.9)         $(9.5)            $19.1
 1994 ..............................       $18.1          $9.0           $ 0.4          $(4.3)            $23.2
 1993 ..............................       $21.7          $5.6           $(1.5)         $(7.7)            $18.1

---------------------
Notes:   (1)  Principally foreign exchange.
         (2)  Principally write-offs.

                                EXHIBIT INDEX


              Exhibit
              Number            Description
              -------           -----------

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

              10.11 Sixth Amendment, dated as of October 28, 1994, to the Second
                    Amended and Restated Credit Agreement, dated as of March 29, 1991, among Duracell International Inc. and certain of its affiliates and the Banks listed therein, including The First National Bank of Chicago, as agent (incorporated herein by reference to Exhibit (ii) to Duracell International Inc. report on Form 10-Q for the quarter ended December 31,
                    1994).

              10.12 Amended and Restated Multi-Option Financing Facility
                    Agreement, dated as of November 16, 1990, among Duracell Holdings Corporation and certain of its affiliates, and the Financial Institutions listed therein, including Bank of America International Limited as facility agent and The First National Bank of Chicago as documentation agent (incorporated herein by reference to Exhibit to Duracell Holdings Corporation's report on Form 10-Q for the quarter ended December 29, 1990).

              10.13 First Amendment, dated as of March 19, 1991, to the Amended and Restated Multi- Option Financing Facility Agreement, dated as of November 16, 1990, among Duracell International Inc. and certain affiliates and the Financial Institutions listed therein, including Bank of America International Limited as facility agent and The First National Bank of Chicago as documentation agent (incorporated herein by reference to Exhibit 10.6 to Form S-1 [No. 33-39301] of Duracell International Inc.).

              10.14 Second Amendment, dated as of June 24, 1991, to the Amended and Restated Multi-Option Financing Facility Agreement, dated as of November 16, 1990 among Duracell International Inc. and certain of its affiliates, the Financial Institutions listed therein, including Bank of America International Limited as facility agent and The First Bank of Chicago as documentation agent (incorporated herein by reference to Exhibit 10.8 to Duracell International Inc. Annual Report on Form 10-K for the year ended June 30,
                    1991).

              10.15 Third Amendment, dated as of August 23, 1991, to the Amended and Restated Multi-Option Financing Facility Agreement, dated as of November 16, 1990 among Duracell International Inc. and certain of its affiliates, the Financial Institutions listed therein, including Bank of America International Limited as facility agent and The First Bank of Chicago as documentation agent (incorporated herein by reference to Exhibit 10.9 to Duracell International Inc. Annual Report on Form 10-K for the year ended June 30,
                    1991).

              10.16 Fourth Amendment, dated as of December 13, 1991, to the
                    Amended and Restated Multi-Option Financing Facility Agreement, dated as of November 16, 1990, among Duracell International Inc. and certain affiliates and the Financial Institutions listed therein, including Bank of America International Limited as facility agent and The First National Bank of Chicago as documentation agent (incorporated herein by reference to Exhibit 10.13 to Duracell International Inc. Annual Report on Form 10-K for the year ended June 30, 1992).

              10.17 Fifth Amendment and Waiver, dated as of May 15, 1992, to the
                    Amended and Restated Multi- Option Financing Facility Agreement, dated as of November 16, 1990 among Duracell International Inc. and certain of its affiliates, the Financial Institutions listed therein, including Bank of America International Limited as facility agent and The First National Bank of Chicago as documentation agent (incorporated herein by reference to Exhibit 10.14 to Duracell International Inc. Annual Report on Form 10-K for the year ended June 30, 1992).

              10.18 Sixth Amendment, dated as of October 16, 1992, to the
                    Amended and Restated Multi- Option Financing Facility Agreement, dated as of November 16, 1990 among Duracell International Inc. and certain of its affiliates, the Financial Institutions listed therein, including Bank of America International Limited as facility agent and The First National Bank of Chicago as documentation agent (incorporated herein by reference to Exhibit (ii) to Duracell International Inc. report on Form 10-Q for the quarter ended September 26, 1992).

              10.19 Seventh Amendment, dated as of August 30, 1993, to the
                    Amended and Restated Multi-Option Financing Facility Agreement, dated as of November 16, 1990 among Duracell International Inc. and certain of its affiliates, the Financial Institutions listed therein, including Bank of America International Limited as facility agent and The First National Bank of Chicago as documentation agent (incorporated herein by reference to Exhibit 10.17 to Duracell International Inc. Annual Report on Form 10-K for the year ended June 30, 1993).

              10.20 Eighth Amendment, dated as of December 22, 1993, to the
                    Amended and Restated Multi-Option Financing Facility Agreement, dated as of November 16, 1990 among Duracell International Inc. and certain of its affiliates, the Financial Institutions listed therein, including Bank of America International Limited as facility agent and The First National Bank of Chicago as documentation agent (incorporated herein by reference to Exhibit (iii) to Duracell International Inc. report on Form 10-Q for the quarter ended December 25, 1993).

              10.21 Ninth Amendment, dated as of October 28, 1994, to the
                    Amended and Restated Multi-Option Financing Facility Agreement, dated as of November 16, 1990, among Duracell International Inc. and certain of its affiliates, the Financial Institutions listed therein, including Bank of America International Limited as facility agent and the First National Bank of Chicago as documentation agent (Incorporated herein by reference to Exhibit (iii) to Duracell International Inc. report on Form 10-Q for the quarter ended December 31, 1994).

              10.22 Stock Purchase Agreement, dated as of May 4, 1988, as amended and restated as of June 23, 1988, by and between Duracell International Inc. and Kraft, Inc., including list of omitted schedules (incorporated herein by reference to Exhibit 21 to Form S-1 [No. 33-23528] of Duracell Holdings Corporation).

              11.1 Duracell International Inc. computation of earnings per share of Common Stock for the years ended June 30, 1995, 1994 and 1993.

              13.2 Pages 22 through 47 of the Company's Annual Report to Stockholders for the year ended June 30, 1995.

              21.1  Active Subsidiaries and Branches of Duracell International
                    Inc.

              23.0  Consent of Deloitte & Touche LLP.

              24.0  Powers of Attorney.

              27.0 Financial Data Schedule (as required by the SEC for EDGAR filers).