Form 10-Q
period 1995-09-30
DURACELL INTERNATIONAL INC
filed 1995-11-14
CIK 873482

					 FORM 10-Q

			SECURITIES AND EXCHANGE COMMISSION
				Washington, D.C. 20549



/ X /       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
		SECURITIES EXCHANGE ACT OF 1934

		For the quarterly period ended September 30, 1995

					     OR

/   /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
		SECURITIES EXCHANGE ACT OF 1934

		For the transition period from        to
	                        						-------    -------


				   Commission File Number 1-10747

					Duracell International Inc.
		   ------------------------------------------------------
		   (Exact name of registrant as specified in its charter)



		   Delaware                              06-1240267
 -------------------------------                -------------------
 (State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                 Identification No.)


 Berkshire Corporate Park, Bethel, CT           06801
 ----------------------------------------       ----------
 (Address of principal executive offices)       (Zip Code)


Registrant's telephone number, including area code     (203) 796-4000
                                              									 --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES   X     NO
                             						     ------    ------


Number of Shares of Common Stock, Par Value $.01,
 Outstanding as of October 28, 1995                     118,432,370
                                             									  -----------

				DURACELL INTERNATIONAL INC.

				    TABLE OF CONTENTS




											                                                       Page No.
                                                   											    --------

PART I.  FINANCIAL INFORMATION:

Consolidated Unaudited Financial Statements



Consolidated Income Statement for the Three Fiscal Months Ended
September 30, 1995 and October l, 1994                                   1



Consolidated Balance Sheet - September 30, 1995 and
June 30, 1995                                                            2



Statement of Consolidated Cash Flows for the Three Fiscal Months
Ended September 30, 1995  and October 1, 1994                            3



Notes to Consolidated Financial Statements                              4-5



Management's Discussion and Analysis of Results of Operations
and Financial Condition                                                 6-8



PART II.   OTHER INFORMATION:

Item 6.  Exhibits and Reports on Form 8-K                                9


Duracell International Inc.
Consolidated Income Statement
(Unaudited)


						                                 For the Three Fiscal Months Ended
---------------------------------------------------------------------------
                              						    September 30,      October 1,
In millions, except per share amounts       1995             1994
---------------------------------------------------------------------------
Revenue                                 $ 538.9            $ 492.1
                               						    -------            -------

Operating expenses:

     Cost of products sold                200.7              172.0

     Selling, general and admin. exp.     234.9              224.7
 						                                  -------            -------
	    Total operating expenses             435.6              396.7
						                                  -------            -------
Operating income                          103.3               95.4

Interest expense                            6.9                7.5

Other expense                               1.0                0.1

Mark-to-market loss                         7.6                0.7
                              						    -------            -------
Income before income taxes                 87.8               87.1

Provision for income taxes                 34.2               34.1
						                                  -------            -------
Net income                              $  53.6            $  53.0
                              						    =======            =======
Earnings per share                      $  0.44            $  0.44
                              						    =======            =======
Weighted average shares and share equivalents
outstanding                               120.6              121.2
                              						    =======            =======
Cash dividends per share on common stock $ 0.26            $  0.22
                              						    =======            =======


See notes to consolidated financial statements.

Duracell International Inc.
Consolidated Balance Sheet


In millions                                 September 30,       June 30,
                                       								1995              1995
-------------------------------------------------------------------------
                                   							  (unaudited)

ASSETS
----------

Current assets:
  Cash and cash equivalents                 $  37.3             $  35.0
  Accounts receivable, less allowance
  of $19.8 and  $19.1                         452.0               390.0
  Inventories                                 280.8               284.4
  Deferred income taxes                        35.3                41.1
  Prepaid and other current assets             49.2                61.3
                                   							 --------            --------
     Total current assets                     854.6               811.8

Property,plant and equipment, net of accumulated
depreciation of  $252.7 and $248.7            390.2              378.3

Intangibles, net of accumulated amortization of
$337.5 and $328.5                           1,193.0            1,208.9

Other assets                                   21.3               20.8
                                   							---------          ---------
	Total assets                              $2,459.1           $2,419.8
                                   						 =========          =========

LIABILITIES AND EQUITY
----------------------

Current liabilities:
   Accounts payable                        $  113.8           $   117.8
   Short-term borrowings                       37.8                59.0
   Accrued liabilities                        234.8               195.6
                                    						 --------           ---------
     Total current liabilities                386.4               372.4
Long-term debt                                379.7               364.5
Postretirement benefits other than pensions    99.5                98.4
Deferred income taxes                         248.0               269.1
Other non-current liabilities                  57.0                52.0
                                   							---------            --------
	Total liabilities                          1,170.6             1,156.4
                                   							---------            --------
Commitments and contingencies
Equity:
  Common stock and capital surplus          1,102.9             1,095.8
  Retained earnings                           244.6               221.7
  Accumulated translation adjustment          (17.8)              (12.9)
  Treasury stock                              (41.2)              (41.2)
                                   							---------            --------
     Total equity                           1,288.5             1,263.4
                                  						 ----------            --------
     Total liabilities and equity          $2,459.1            $2,419.8
                                  							==========            ========


See notes to consolidated financial statements.

Duracell International Inc.
Statement of Consolidated Cash Flows
(Unaudited)

                                 			  			 For the Three Fiscal Months Ended
-----------------------------------------------------------------------------
                                    							 September 30,    October 1,
In million                                     1995            1994
-------------------------------------------------------------------------------
Operating activities:
  Net income                                $  53.6          $  53.0

  Adjustments to reconcile net income to cash provided by
  operating activities:
	Depreciation                                  11.7             11.0
	Amortization                                  11.7             11.5
	Provision for deferred taxes                  (7.3)            11.1
	Other noncash items                           10.1              0.3
	(Increase) decrease in:
	   Accounts receivable                       (64.5)           (58.8)
	   Inventories                                 0.7            (18.6)
	   Other working capital                      48.6             25.2
                                  							   -------          -------
  Cash provided by operating activities        64.6             34.7
                                   						   -------          -------
Investing activities:
   Purchase of property, plant and equipment  (28.8)        (21.0)
   Proceeds from sale of assets and other      (0.1)          0.5
                                   							   -------      --------
   Cash used by investing activities          (28.9)        (20.5)
							                                      -------      --------

Financing activities:
   Issuance of common stock                     3.5            3.3
   Dividends paid                             (30.7)         (25.9)
   Issuance of revolving credit borrowings,net  5.4           75.8
   Issuance (repayment) of commercial paper,net 1.4          (55.1)
   Net change in other borrowings and other   (13.8)          (5.4)
							                                     --------        -------
   Cash used by financing activities          (34.2)          (7.3)
                                  							   --------        -------
Effect of exchange rate changes on cash         0.8            0.9
                                  							   --------        -------
Increase in cash and cash equivalents           2.3            7.8
Cash and cash equivalents, beginning of period 35.0           36.1
                                 							   --------        -------
Cash and cash equivalents, end of period    $  37.3        $  43.9
                                 							   ========       ========
Cash paid during the period for:
  Interest                                  $   8.7        $   7.2
                                  							  ========       ========
  Taxes                                     $   2.1        $   2.4
                                  							  ========       ========


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

2.    Inventories

	The cost of inventories by stage of manufacture was:


                              						September 30,         June 30,
                             							   1995                 1995
                              						-------------         --------

	Finished goods                     $ l66.8                $171.3

	Work in process                       72.6                  75.4

	Raw materials and supplies            41.4                  37.7
                         					    ---------              --------

	Total                               $280.8                $284.4
                        						    =========              ========


3.    Equity

The Company paid cash dividends of $0.26 and $0.22 per share of common stock during the first three months of fiscal 1996 and 1995, respectively. Total dividends paid during these periods were $30.7 and $25.9, respectively.

Common stock and capital surplus increased $7.1 reflecting proceeds of $3.5 from stock option exercises and $3.6 of tax benefits arising from stock option transactions.

4.    Mark-to-Market

The Company uses forward foreign currency contracts to effectively protect its cash flows against unfavorable movements in exchange rates. The majority of the forward contracts are used to protect against currency-driven intercompany product costs. In accordance with current accounting standards, the Company defers unrealized gains and losses arising from contracts that hedge existing and identified foreign currency firm third party commitments until the realized transaction occurs. Unrealized gains and losses arising from contracts that hedge anticipated intercompany transactions are recorded currently in income, on the "mark-to-market" line. These unrealized gains and losses will fluctuate from quarter to quarter and represent timing issues only, with no economic benefit or cost to the Company until realized. Upon realization, the gains or losses arising on the forward contracts are offset by gains or losses on the related foreign currency exposures.

5.    Commitments and Contingencies

In September, 1994, Duracell Inc. (the Company's U.S. operating subsidiary) entered into an Administrative Order By Consent with the U.S. Environmental Protection Agency ("EPA") whereunder Duracell has submitted to the EPA a plan for a complete remedial investigation and feasibility study relating to mercury and volatile organic compounds contamination at the Company's Lexington, North Carolina manufacturing site. The Company has also agreed to implement such plan following the EPA's approval of it. Comprehensive remediation actions have taken place at the Lexington site over many years, but some additional remediation work is proposed in the plan submitted to the EPA. As of September 30, 1995, Duracell estimates that future investigatory and remediation costs will be approximately $4 million, the cost of which the Company has fully reserved. The Company believes that the amount reserved is sufficient to remediate the property; however, the final remediation plan has not been agreed to by the EPA. The Company believes that if additional remedial work is required by the EPA beyond the work planned by the Company, such additional remediation would not likely exceed an additional $6 million.

Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Summarized below are the results of operations for the three fiscal months ended and September 30, 1995 and October 1, 1994
(in millions, except per share amounts):

                         	  Three Fiscal Months Ended        % Change
                      				  -------------------------   ------------------
				                        Sept. 30,   October 1,
                           	 	1995        1994           Reported   Perf.*
                           		 ----        ----           --------   ------
Alkaline unit volume:

  North America             371.8       339.0             10        10

  Europe                    149.8       141.3              6         6

  Other International
  Markets                   171.9       155.9             10        10
                    				    -----       -----
                    				    693.5       636.2              9         9
                    				    =====       =====
Revenue:

  North America            $312.9       $281.7            11        11

  Europe                    135.7        131.7             3        --

  Other International
  Markets                    90.3         78.7            15        24
                    				   ------        -----
                    				   $538.9       $492.1            10        10
                    				   ======       ======
Operating income:

  North America            $ 87.7       $ 80.7             9         9

  Europe                     26.8         26.3             2         2

  Other International
  Markets                    11.5         10.8             6        18
                    				   ------       ------
                    				    126.0        117.8             7         8

Corporate/R & D             (22.7)       (22.4)           (1)       (2)
             		        		   ------       ------
                    				   $103.3      $  95.4             8        10

Interest expense              6.9          7.5             8         5

Other expense                 1.0          0.1            NM        NM

Mark-to-market loss           7.6          0.7            NM        NM
                    				   ------        -----
Income before income taxes   87.8         87.1             1         2

Tax expense                  34.2         34.1            --        (1)

Effective tax rate           38.9%        39.1%          0.2pp     0.2pp
                     				   ------        -----
Net income                 $ 53.6      $  53.0             1         2
                    				   ======      =======
Per share development:

 Earnings before
 mark-to-market              $0.48        $0.44            9         9

 Mark-to-market loss         (0.04)          --           NM        NM
                     				   -------        -----
 Net income                  $0.44        $0.44           --         2
				                        =======        =====

* Performance - adjusted for foreign exchange (i.e., foreign currency translation, defined as the impact of translating the income statement from local currency to U.S. dollars).

Overview

Earnings for the first quarter ended September 30, 1995 were $58 million or $0.48 per share before an unrealized accounting loss, an increase of 9% from $0.44 per share in the year-earlier quarter. This improvement reflects gains in worldwide alkaline volume, revenue and operating income, led by strong performances in North America and Other International Markets. Inclusive of the unrealized accounting loss, which resulted from "marking to market" the Company's forward foreign currency contracts for intercompany purchases, net income totaled $54 million, or $0.44 per share.


North America

Alkaline volume grew 10%, reflecting strong ongoing demand for battery-powered consumer devices and hurricane-related demand. Sales increased 11%, reflecting the volume growth and the benefits of price increases implemented during the fourth quarter of fiscal 1995, as well as increased nickel metal hydride revenues resulting from the newly launched retail sales of camcorder batteries in the United States and increased purchases of rechargeable batteries by computer manufacturers. Partially offseting these factors was the impact of unfavorable product mix, including larger size multipacks. Operating income rose 9%, driven by the revenue gain and leveraging of operating expenses, partially offset by the impact of unfavorable product mix and higher costs associated with performance improvements to alkaline batteries.


Europe

Alkaline volume increased 6%, benefiting from continued expansion into Eastern Europe, but tempered by soft demand in some key Western Europe markets, notably Germany (high trade stocks) and Italy (economically driven weak demand in the south). Excluding favorable currency translation of $4 million, revenue was flat, as the volume gains were offset by unfavorable country mix. On a performance basis, operating income increased 2% as the unfavorable mix issues were more than offset by leveraging of operating expenses.


Other International Markets

Alkaline volume growth was driven by continuing geographic expansion and broader distribution in China and other Asian markets such as Taiwan and Korea, as well as the benefits of continuing economic stability in Brazil and hurricane-related demand in the Caribbean. These gains were partially offset by weak alkaline volume in Mexico, as was anticipated, stemming from the severe economic slump in that country. Absent the downturn in Mexico, and the unfavorable translation impact of the weaker peso, alkaline volume in Other International Markets would have been up 19%, and revenue and operating income would have each increased 27%.

The revenue increase reflects the volume growth and higher prices across most markets. Operating income growth was driven by the revenue increase, partially offset by higher costs associated with continued geographic expansion and increased advertising and promotion activity.

Financial Condition


                                							        Three Months Ended
                                         	----------------------------
                                					    	September 30,    October 1,
                                							      1995            1994
                               						    	----------------------------
Cash provided by operating activities . . $64.6            $34.7

Capital expenditures . . . . . . . . . .   28.8             21.0

Dividends paid . . . . . . . . . . . . .   30.7             25.9

Debt reduction (borrowings), net .  . . .   7.0            (15.3)



Cash Flow

Cash provided by operating activities was used principally for continued investment in the business through capital expenditures and the payment of cash dividends to shareholders. Cash provided by operating activities increased as a result of control over inventory levels, which remained consistent with the prior year-end. Capital expenditures increased for alkaline capacity expansion at existing manufacturing sites and the construction of new alkaline manufacturing facilities in China and India.

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

Dividends paid increased 19%, as a result of the February 1995 per share dividend increase from $0.22 per share to $0.26 per share. As of November 8, 1995 3,000,000 shares remained of the Board of Directors' authorization for the repurchase of up to 4,000,000 shares of the Company's common stock.

As of September 30, 1995, the Company had $817 million in contractually committed lines of credit from long-term bank credit facilities under which $369 million was outstanding. Commitments under the facilities are used to support commercial paper, of which $227 million was outstanding at September 30, 1995. The Company's commercial paper program is rated investment grade. Unused borrowing capacity under its principal bank credit facilities at September 30, 1995 was $448 million.

Taxes paid ($2.1 million) were low in relation to the tax provision ($34.2 million) due to the timing of tax payments.

PART II



OTHER INFORMATION

-----------------

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K


		(a)   Exhibits


			(i)   Statement re:  computation of earnings per share.


		(b)   Reports on Form 8-K


			The Company did not file any report on Form 8-K during the three fiscal months ended September 30, 1995.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






             					 DURACELL INTERNATIONAL INC.




	November 13, 1995               By:     Robert A. Burgholzer, Jr.

                       						    ---------------------------------

	                               					    Robert A. Burgholzer, Jr.

                              							    Vice President and Controller

                              							    (Principal Accounting Officer)