Form 10-Q
period 1995-12-30
DURACELL INTERNATIONAL INC
filed 1996-02-13
CIK 873482

                                  FORM 10-Q



                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934



          		For the quarterly period ended December 30, 1995



                                  OR



[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES EXCHANGE ACT OF 1934



          		For the transition period from                to



                        Commission File Number 1-10747


                 			     Duracell International Inc.

              --------------------------------------------------
             (Exact name of registrant as specified in its charter)







		       Delaware                                   06-1240267
------------------------------                 -------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)





Berkshire Corporate Park, Bethel, CT                 06801
---------------------------------------          -------------
(Address of principal executive offices)          (Zip Code)





Registrant's telephone number, including area code  (203)796-4000
                                         										-----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES    X      NO
                                  			     -----       -----


Number of Shares of Common Stock, Par Value $.01,
   Outstanding as of January 26, 1996              118,859,394
                                    				  						----------------

                        DURACELL INTERNATIONAL INC.




                            TABLE OF CONTENTS







                                                											 Page No.
                                                											----------



	PART I.  FINANCIAL INFORMATION:

  Consolidated Unaudited Financial Statements



  Consolidated Income Statement for the Three and
  Six Fiscal Months Ended December 30, 1995 and
  December 31, 1994                                            1



  Consolidated Balance Sheet - December 30, 1995 and
  June 30, 1995                                                2



  Statement of Consolidated Cash Flows for the Six
  Fiscal Months Ended December 30, 1995 and
  December 31, 1994                                            3



  Notes to Consolidated Financial Statements                 4-5



  Management's Discussion and Analysis of Results
  of Operations and Financial Condition                      6-9



PART II.   OTHER INFORMATION:

  Item 6.  Exhibits and Reports on Form 8-K                   10

Duracell International Inc.

Consolidated Income Statement

(Unaudited)





                            						For the Three Fiscal     For the Six Fiscal
                             						   Months Ended            Months Ended
-----------------------------------------------------------------------------
                            						Dec. 30,     Dec. 31,    Dec. 30,  Dec. 31,
                            						  1995         1994        1995      1994
In millions, except per share amounts
-----------------------------------------------------------------------------
Revenue                             $784.1       $730.2      $1,323.0  $1,222.3
                                    ------       ------      --------  --------
Operating expenses:

     Cost of products sold           268.3        240.6         469.1     412.6

     Selling, general and
     administrative expenses         313.9        298.0         548.7     522.7
                                    ------       ------       -------    ------
      	 Total operating expenses     582.2        538.6       1,017.8     935.3
                                    ------       ------       -------    ------
Operating income                     201.9        191.6         305.2     287.0

Interest expense                       6.5          6.5          13.4      14.0

Other expense                          2.4          3.4           3.4       3.5

Mark-to-market (gain) loss            (3.8)        (1.0)          3.8      (0.3)
                                    ------        -----        ------     -----
Income before income taxes           196.8        182.7         284.6     269.8

Provision for income taxes            76.5         71.6         110.7     105.7
                                    ------        -----         -----     -----
Net income                          $120.3      $ 111.1       $ 173.9   $ 164.1
                                    ======      =======       =======   =======
Earnings per share                  $ 0.99      $  0.92       $  1.44   $  1.35
                                    ======      =======       =======   =======
Weighted average shares and
share equivalents outstanding        121.7        121.1         121.1     121.2
                                    ======      =======       =======    ======
Cash dividends per share
on common stock                     $ 0.26      $  0.22       $  0.52    $ 0.44
                                    ======      =======       =======    ======











See notes to consolidated financial statements.

/TABLE

Duracell International Inc.

Consolidated Balance Sheet

                                                    December 30,      June 30,
In millions                                            1995            1995
-----------------------------------------------------------------------------
                                                 	<<(unaudited)
ASSETS
  ------


Current assets:

     Cash and cash equivalents                     $     33.7        $    35.0

     Accounts receivable, less allowance
     of $22.9 and $19.1                               		631.3            390.0

     Inventories                                        232.5            284.4

     Deferred income taxes                               30.3             41.1

     Prepaid and other current assets                    59.0             61.3
                                                      -------          -------
   	    Total current assets                            986.8            811.8

Property, plant and equipment, net of
accumulated depreciation of $257.8 and $248.7           416.3            378.3

Intangibles, net of accumulated amortization
of $350.6 and $328.5                                  1,182.0          1,208.9

Other assets                                             18.4             20.8
                                                      -------           ------
   	    Total assets                                 $2,603.5         $2,419.8
                                                     ========         ========
  LIABILITIES AND EQUITY
  ----------------------
Current liabilities:

     Accounts payable                               $   110.2        $   117.8

     Short-term borrowings                               46.1             59.0

     Accrued liabilities                                292.7            195.6
                                                    ---------         --------
  	    Total current liabilities                        449.0            372.4

Long-term debt                                          357.3            364.5

Postretirement benefits other than pensions             100.7             98.4

Deferred income taxes                                   239.1            269.1

Other non-current liabilities                            57.8             52.0
                                                      -------          -------
	      Total liabilities                              1,203.9          1,156.4
                                                      -------          -------
Commitments and contingencies

Equity:

     Common stock and capital surplus                 1,129.1          1,095.8

     Retained earnings                                  334.1            221.7

     Accumulated translation adjustment                 (22.4)           (12.9)

     Treasury stock                                     (41.2)           (41.2)
                                                     --------          -------
	      Total equity                                   1,399.6          1,263.4
                                                     --------          -------
  	    Total liabilities and equity                  $2,603.5         $2,419.8
                                                     ========         ========





See notes to consolidated financial statements.


Duracell International Inc.

Statement of Consolidated Cash Flows

(Unaudited)


                                       					  For the Six Fiscal Months Ended
-----------------------------------------------------------------------------
                                               December 30,    December 31,
In millions                                       1995            1994
----------------------------------------------------------------------------
Operating activities:

     Net income                                  $173.9         $164.1

     Adjustments to reconcile net income to
     cash provided by operating activities:

    		 Depreciation                                24.5           22.0

    		 Amortization                                23.5           23.0

    		 Provision for deferred taxes                (2.6)          19.4

    		 Other noncash items                         10.7            3.0

    		 (Increase) decrease in:

  		     Accounts receivable                     (246.8)        (224.7)

  		     Inventories                               46.4           15.8

  		     Other working capital                     90.8           80.4
                                                  -----          -----
     Cash provided by operating activities        120.4          103.0
                                                  -----          -----
Investing activities:

     Purchase of property, plant and equipment    (65.9)       		(52.0)

     Proceeds from sale of assets and other        (2.0)          (0.9)
                                                  -----           ----
     Cash used by investing activities            (67.9)         (52.9)
                                                  -----           ----
Financing activities:

     Issuance of common stock                      24.9            4.6

     Dividends paid                               (61.5)         (51.8)

     Purchases of treasury stock                    --           (12.3)

     Repayment of revolving credit
     borrowings, net                              (15.6)       		(95.2)

     Issuance of commercial paper, net              0.8           96.3

     Net change in other borrowings and other      (2.6)           4.7
                                                 ------          -----
     Cash used by financing activities            (54.0)         (53.7)
                                                 ------          -----
Effect of exchange rate changes on cash             0.2            2.3
                                                 ------          -----
Decrease in cash and cash equivalents              (1.3)          (1.3)

Cash and cash equivalents, beginning of period     35.0           36.1
                                                 ------          -----
Cash and cash equivalents, end of period         $ 33.7         $ 34.8
                                                 ======         ======
Cash paid during the period for:

     Interest                                    $ 16.6         $ 14.6
                                                 ======         ======
     Taxes                                       $ 57.1         $ 36.2
                                                 ======         ======





See notes to consolidated financial statements.

/TABLE

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

2.    Inventories

     	The cost of inventories by stage of manufacture was:




                                           December 30,          June 30,
                                     								 1995                 1995
					                                      ------------          --------

	Finished goods                             $133.0                $171.3

	Work in process                              58.2                  75.4

	Raw materials and supplies                   41.3                  37.7
                                            ------                 -----
	Total                                      $232.5                $284.4
	                                           ======                ======

3.    Equity

      The Company paid cash dividends of $0.52 and $0.44 per share of common stock during the first six months of fiscal 1996 and 1995, respectively. Total dividends paid during these periods were $61.5 and $51.8, respectively.

      Common stock and capital surplus increased $33.3 reflecting proceeds of $24.9 from stock option exercises and $8.4 of tax benefits arising from stock option transactions.



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

5.    Commitments and Contingencies

     	In September, 1994, Duracell Inc. (the Company's U.S. operating subsidiary) entered into an Administrative Order By Consent with the U.S. Environmental Protection Agency ("EPA") whereunder Duracell Inc. has submitted to the EPA a plan for a complete remedial investigation and feasibility study relating to mercury and volatile organic compounds contamination at the Company's Lexington, North Carolina manufacturing site. Such plan has been approved by the EPA. Comprehensive remediation actions have taken place at the Lexington site over many years, but additional remediation work, proposed in the plan submitted to the EPA, will be undertaken by Duracell Inc. As of December 30, 1995, Duracell Inc. estimates that future investigatory and remediation costs will be approximately $4 million, the cost of which is fully reserved. Duracell Inc. believes that the amount reserved is sufficient to remediate the property. Duracell Inc. believes that if additional remedial work is required by the EPA beyond the work proposed in the approved plan, such additional remediation would not likely exceed an additional $6 million.

Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS


Summarized below are the results of operations for the three and six fiscal months ended December 30, 1995 and December 31, 1994
(in millions, except per share amounts):




                    			  Three Fiscal Months Ended   Six Fiscal Months Ended
                      ------------------------------ -----------------------
			                   Dec. 30, Dec. 31,  % Change    Dec. 30, Dec. 31, % Change
                                       ----------                     ---------
               			     1995    1994    Rptd Perf*     1995   1994    Rptd Perf*

Alkaline unit volume:

North America           554.4  489.1    13   13       926.2    828.2  12    12

Europe                  260.4  256.7     1    1       410.2    397.9   3     3

Other Int'l Markets     215.0  210.3     2    2       386.9    366.2   6     6
                        -----  -----                  -----    -----
               			    1,029.8  956.1     8    8     1,723.3  1,592.3   8     8
                      =======  =====                =======  =======
Revenue:

North America          $444.1 $399.3    11   11   $   757.0  $ 681.1  11    11

Europe                  226.9  220.7     3   (1)      362.6    352.4   3    (1)

Other Int'l Markets     113.1  110.2     3   18       203.4    188.8   8    21
                       ------ ------              ---------  -------
               			     $784.1 $730.2     7    8    $1,323.0 $1,222.3   8     9
                       ====== ======               ======== ========
Operating income:

North America          $149.0 $138.6     8    7    $  236.7 $  219.2   8     8

Europe                   57.1   57.0    --   (3)       83.9     83.3   1    (2)

Other Int'l Markets      20.8   19.3    8    25        32.3     30.2   7     22
                       ------  -----                -------   ------
                			     226.9  214.9    6     6       352.9    332.7   6     7

Corporate/R&D           (25.0) (23.3)  (7)   (7)      (47.7)   (45.7) (4)   (4)
                      -------  -----                -------   ------
                			    $201.9 $191.6    5     6    $  305.2  $ 287.0   6     7



Interest expense          6.5    6.5    --   (5)       13.4     14.0   4     1

Other expense             2.4    3.4    29   29         3.4      3.5   3     3

Mark-to-market
  (gain) loss            (3.8)  (1.0)   NM   NM         3.8     (0.3)  NM   NM
                      -------  -----                 ------   ------
Income before
  income taxes          196.8  182.7    8     8       284.6    269.8    5    6

Tax expense              76.5   71.6   (7)   (7)      110.7    105.7   (5)  (5)

Effective tax rate      38.9%  39.2%   0.3pp 0.3pp    38.9%    39.2% 0.3pp 0.3pp
                     -------  -----                 ------    -----
Net income            $120.3 $ 111.1    8     8    $  173.9 $  164.1    6    6
                     ======= =======               ======== ========
Net income excl.
  mark-to-market     $118.0  $ 110.5    7     7    $  176.1 $  163.9    7    8
                     ======  =======               ======== ========
Per share development:

Earnings before
  mark-to-market    $  0.97  $  0.92     5    5    $   1.45  $  1.35   7     7

Mark-to-market
  gain (loss)          0.02      --      NM  NM       (0.01)     --    NM    NM
                    -------    -----                 ------     -----
Net income          $  0.99  $  0.92     8    8    $   1.44  $   1.35   7    7
                    =======  =======               ========  ========





* Performance - adjusted for foreign exchange (i.e., foreign currency translation, defined as the impact of translating the income statement from local currency to U.S. dollars). /TABLE

OVERVIEW

Earnings for the second quarter ended December 30, 1995 were $118 million or $0.97 per share before an unrealized accounting gain (which resulted from "marking to market" the Company's forward foreign currency contracts for intercompany purchases), an increase of 5% over $0.92 per share in the year-earlier quarter. Operating income rose 5% on a 7% increase in revenue and an 8% improvement in alkaline volume. Record results were achieved as a result of continued alkaline market growth, share gains and expanded warehouse club distribution in North America as well as significant volume growth in China and Brazil. These results were achieved despite several factors which had adverse effects on the consolidated results, including a relatively weak Christmas selling season in the U.S. for many retailers, continued economic weakness in some key European markets and significant declines in the level of volume in Mexico, owing to the economic turmoil following the December 1994 peso devaluation. Inclusive of the unrealized accounting gain, net income totaled $120 million, or $0.99 per share.

For the six months ended December 30, 1995, Duracell's earnings were $176 million or $1.45 per share before an unrealized accounting loss, representing an increase of 7% over the prior year period. These gains were driven by worldwide alkaline volume, revenue and operating income growth of 8%, 8% and 6% respectively. Inclusive of the unrealized accounting loss, earnings were $174 million or $1.44 per share.



SECOND QUARTER ENDED DECEMBER 30, 1995

NORTH AMERICA

Alkaline volume growth was driven by market growth in the overall battery category (despite the relatively weak retail Christmas season in the U.S.), expanded distribution in warehouse clubs and share gains. The revenue increase reflects alkaline volume growth and increased rechargeable battery sales, partially offset by the impact of alkaline multi-packs and expanded warehouse club business, which result in lower average pricing. Operating income rose 8%, driven by the revenue gain and leveraging of advertising and promotion expenses as a percentage of sales, mitigated by the product mix impact.



EUROPE

Alkaline volume increased 1% as increased demand in the United Kingdom, expansion into emerging markets (notably Poland and Russia), alkaline penetration in Scandinavia and favorable comparisons in Spain were substantially offset by continued economic weakness in several other key markets, most notably Italy, Germany and France. France also suffered from country-wide labor strikes.

Excluding the effect of favorable currency translation, revenue and operating income both declined modestly, as the benefits of increased volumes were more than offset by the effects of moving to larger packs and pricing actions in the United Kingdom necessary to combat grey market competition.

OTHER INTERNATIONAL MARKETS

Alkaline volume growth was driven by continued geographic expansion and broader distribution in China, as well as the benefits of continuing economic stability in Brazil. These gains were partially offset by weakness in Mexico following the December 1994 peso crisis and the impact of the Company's stringent grey market controls in the Middle East/Africa. Excluding Mexico, volume grew 10%. Excluding both Mexico and the Middle East/Africa markets impacted by efforts to reduce product diversion, volume grew 16%.

Revenue and operating income benefited from the alkaline volume gain and pricing actions across most markets.



SIX MONTHS ENDED DECEMBER 30, 1995

NORTH AMERICA

Alkaline volume grew as a result of expanded warehouse club distribution, increased demand in the mass merchandiser category and share gains. Higher sales reflect alkaline volume growth and increased high power sales, partially offset by alkaline product mix. Operating income rose 8%, driven by higher sales and leveraging of advertising and promotion as a percentage of sales, partially offset by the product mix impact.



EUROPE

Alkaline volume increased 3%, lead by increased demand in the U.K., expansion into emerging markets (notably Poland and Russia), alkaline penetration in Scandinavia, and favorable comparisons in Spain, partially offset by continued economic weakness in key markets such as Italy and Germany. Excluding favorable currency translation, sales and operating income declined 1% and 2%, respectively, due to the impact of the shift to larger pack sizes and anti-grey pricing actions in the United Kingdom.



OTHER INTERNATIONAL MARKETS

Expanded distribution in China and continued growth of alkaline demand in Brazil were partially offset by significantly reduced volumes in Mexico due to economic turmoil as well as in Hong Kong, where the transition to a direct sales force is continuing. Excluding Mexico, volume grew 14%. Excluding both Mexico and the Middle East/Africa markets impacted by efforts to reduce product diversion, volume grew 22%.

Revenue grew as a result of the volume gains, pricing actions and increased sales of rechargeable battery packs. These factors also drove the operating income increase, partially offset by higher spending in support of geographic expansion.



INCOME TAX EXPENSE

The provision for income taxes increased as a result of higher pre-tax income.


FINANCIAL CONDITION

                                              Six Months Ended
                                  ----------------------------------------

                                  December 30, 1995       December 31, 1994
                                  -----------------       -----------------
Cash provided by operating
activities                          $120.4                  $103.0

Capital expenditures                  65.9                    52.0

Dividends paid                        61.5                    51.8

Debt reduction (borrowings), net      17.4                    (4.6)




CASH FLOW

Cash provided by operating activities was used principally for continued investment in the business through capital expenditures and the payment of cash dividends to shareholders. Cash provided by operating activities increased as a result of increased earnings and control over inventory levels, which increased less during the current year than in the corresponding prior year period. Capital expenditures increased for alkaline capacity expansion at existing manufacturing sites and the construction of new alkaline manufacturing facilities in China and India.

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

Dividends paid increased 19%, as a result of the February 1995 per share dividend increase from $0.22 per share to $0.26 per share. As of February 9, 1996, 3,000,000 shares remained of the Board of Directors' authorization for the repurchase of up to 4,000,000 shares of the Company's common stock.

As of December 30, 1995, the Company had $816 million in contractually committed lines of credit from long-term bank credit facilities under which $353 million was outstanding. Commitments under the facilities are used to support commercial paper, of which $226 million was outstanding at December 30, 1995. The Company's commercial paper program is rated investment grade. Unused borrowing capacity under its principal bank credit facilities at December 30, 1995 was $463 million.

Taxes paid ($57.1 million) were low in relation to the tax provision ($110.7 million) due to the timing of tax payments.

                                 PART II



                           OTHER INFORMATION
                           -----------------






Item 6.     EXHIBITS AND REPORTS ON FORM 8-K



         		(a)   Exhibits



             			(i)   Statement re:  computation of earnings per share.







         		(b)   Reports on Form 8-K



              			The Company did not file any report on Form 8-K during the
                 three fiscal months ended December 30, 1995.

                               SIGNATURE











Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

















                                							DURACELL INTERNATIONAL INC.







	February  9, 1996             By:      Robert A. Burgholzer, Jr.
                                        --------------------------
                                  						Robert A. Burgholzer, Jr.
                                  						Vice President and Controller
                                  						(Principal Accounting Officer)