Form 10-Q
period 1996-03-30
DURACELL INTERNATIONAL INC
filed 1996-05-13
CIK 873482

                       				   FORM 10-Q


          		     SECURITIES AND EXCHANGE COMMISSION
			                  Washington, D.C. 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       	      For the quarterly period ended March 30, 1996

                       				     OR

[   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       	      SECURITIES EXCHANGE ACT OF 1934

       	      For the transition period from             to


      		      Commission File Number 1-10747


                    			Duracell International Inc.
	      -----------------------------------------------------
	      (Exact name of registrant as specified in its charter)




	 Delaware                                       06-1240267
- -------------------------------                 ------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)



Berkshire Corporate Park, Bethel, CT                    06801
- ----------------------------------------              ----------
(Address of principal executive offices)              (Zip Code)



Registrant's telephone number, including area code    (203) 796-4000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   YES   X     NO
                                     					    --------    --------

Number of Shares of Common Stock, Par Value $.01,
 Outstanding as of April 27, 1996                           119,248,474
                                                  						    -----------


                			 DURACELL INTERNATIONAL INC.


              			      TABLE OF CONTENTS




                                                  								     Page No.
                                                  								     --------


	PART I.  FINANCIAL INFORMATION:

	  Consolidated Unaudited Financial Statements


	    Consolidated Income Statement for the Three and               1
	    Nine Fiscal Months Ended March 30, 1996 and April 1, 1995


	    Consolidated Balance Sheet - March 30, 1996 and               2
	    June 30, 1995


	    Statement of Consolidated Cash Flows for the                  3
	    Nine Fiscal Months Ended March 30, 1996 and
	    April 1, 1995


	    Notes to Consolidated Financial Statements                    4-5


	    Management's Discussion and Analysis of Results of            6-10
	    Operations and Financial Condition


	PART II.   OTHER INFORMATION:

	    Item 6.  Exhibits and Reports on Form 8-K                     11






Duracell International Inc.
Consolidated Income Statement
(Unaudited)




	                          			     For the Three Fiscal    For the Nine Fiscal
                                					 Months Ended            Months Ended
- --------------------------------------------------------------------------------
                           				      March 30,  April 1,    March 30,  April 1,
In millions, except per share amounts   1996      1995         1996      1995
- --------------------------------------------------------------------------------

Revenue                                 $404.3   $369.2      $1,727.3  $1,591.5
                                  	 				------   ------      --------  --------
Operating expenses:
  Cost of products sold                  159.9    141.9         628.9     554.5
  Selling, general and
    administrative expenses              205.0    193.8         753.8     716.5
                                   					------   ------      --------  --------
    Total operating expenses             364.9    335.7       1,382.7   1,271.0
                                    				------   ------      --------  --------
Operating income                          39.4     33.5         344.6     320.5
Interest expense                           4.7      6.6          18.1      20.6
Other (income) expense                    (0.7)    (3.3)          2.7       0.2
Mark-to-market (gain) loss                 6.0    (10.8)          9.8     (11.1)
                                    				------   ------      --------  --------
Income before income taxes                29.4     41.0         314.0     310.8
Provision for income taxes                10.0     15.7         120.7     121.4
                                   					------   ------      --------  --------
Net income                              $ 19.4   $ 25.3      $  193.3  $  189.4
                                   					======   ======      ========  ========
Earnings per share                      $ 0.16   $ 0.21      $   1.59  $   1.57
                                   					======   ======      ========  ========
Weighted average shares and share
  equivalents outstanding                121.7    120.1         121.3     120.8
                                   					======   ======      ========  ========
Cash dividends per share on
  common stock                          $ 0.29   $ 0.26      $   0.81  $   0.70
                                   					======   ======      ========  ========






See notes to consolidated financial statements.



/TABLE


Duracell International Inc.
Consolidated Balance Sheet



                                          						      March 30,      June 30,
In millions                                             1996           1995
- -----------------------------------------------------------------------------
                                         						     (unaudited)


ASSETS
- ------

Current assets:
  Cash and cash equivalents                          $   41.7       $   35.0
  Accounts receivable, less allowance of
    $21.1 and $19.1                                     372.7          390.0
  Inventories                                           301.9          284.4
  Deferred income taxes                                  21.2           41.1
  Prepaid and other current assets                       58.8           61.3
                                          						     --------       --------
     Total current assets                               796.3          811.8

Property, plant and equipment, net of
  accumulated depreciation of $265.7 and $248.7         441.7          378.3
Intangibles, net of accumulated amortization
  of $361.6 and $328.5                                1,165.0        1,208.9
Other assets                                             23.5           20.8
                                          						     --------       --------
     Total assets                                    $2,426.5       $2,419.8
                                          						     ========       ========


LIABILITIES AND EQUITY
- ----------------------

Current liabilities:
  Accounts payable                                   $  116.5       $  117.8
  Short-term borrowings                                  42.1           59.0
  Accrued liabilities                                   177.6          195.6
                                          						     --------       --------
     Total current liabilities                          336.2          372.4
Long-term debt                                          318.9          364.5
Postretirement benefits other than pensions             101.8           98.4
Deferred income taxes                                   228.2          269.1
Other non-current liabilities                            49.7           52.0
                                          						     --------       --------
     Total liabilities                                1,034.8        1,156.4
                                          						     --------       --------
Commitments and contingencies
Equity:
  Common stock and capital surplus                    1,143.9        1,095.8
  Retained earnings                                     319.0          221.7
  Accumulated translation adjustment                    (30.0)         (12.9)
  Treasury stock                                        (41.2)         (41.2)
                                          						     --------       --------
     Total equity                                     1,391.7        1,263.4
                                           					     --------       --------
     Total liabilities and equity                    $2,426.5       $2,419.8
                                          						     ========       ========



See notes to consolidated financial statements.



Duracell International Inc.
Statement of Consolidated Cash Flows
(Unaudited)


                                   					      For the Nine Fiscal Months Ended
- ------------------------------------------------------------------------------
                                           					    March 30,     April 1,
  In millions                                         1996          1995
- ------------------------------------------------------------------------------
Operating activities:
  Net income                                        $193.3        $189.4
  Adjustments to reconcile net income to
    cash provided by operating activities:
      Depreciation                                    37.0          33.3
      Amortization                                    35.2          34.7
      Provision for deferred taxes                    (1.7)         34.6
      Other noncash items                             19.1         (11.1)
      (Increase) decrease in:
	        Accounts receivable                           8.3         (21.7)
       	 Inventories                                 (24.4)        (45.6)
       	 Other working capital                       (32.7)        (11.7)
						                                              ------        ------
  Cash provided by operating activities              234.1         201.9
                                          						    ------        ------
Investing activities:
  Purchase of property, plant and equipment
    and other                                       (112.0)        (80.4)
                                           					    ------        ------
  Cash used by investing activities                 (112.0)        (80.4)
                                          						    ------        ------
Financing activities:
  Issuance of common stock                            34.8           9.2
  Dividends paid                                     (96.0)        (82.2)
  Purchases of treasury stock                           -          (41.2)
  Repayment of revolving credit borrowings, net      (97.6)       (102.1)
  Issuance of commercial paper, net                   46.7          94.9
  Net change in other borrowings and other            (1.1)         (6.9)
                                          						    ------        ------
  Cash used by financing activities                 (113.2)       (128.3)
                                          						    ------        ------
Effect of exchange rate changes on cash               (2.2)          4.8
                                          						    ------        ------
Increase (decrease) in cash and cash equivalents       6.7          (2.0)
Cash and cash equivalents, beginning of period        35.0          36.1
                                          						    ------        ------
Cash and cash equivalents, end of period            $ 41.7        $ 34.1
                                          						    ======        ======
Cash paid during the period for:
  Interest                                          $ 23.5        $ 22.0
                                          						    ======        ======
  Taxes                                             $103.4        $ 73.5
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

2.      Inventories

       	The cost of inventories by stage of manufacture was:


                                           							March 30,     June 30,
                                           							  1996          1995
                                          							---------     --------
	Finished goods                                    $179.8        $171.3
	Work in process                                     75.8          75.4
	Raw materials and supplies                          46.3          37.7
                                          							  ------        ------
	Total                                             $301.9        $284.4
                                          							  ======        ======

3.      Equity

       	The Company paid cash dividends of $0.81 and $0.70 per share of common stock during the first nine months of fiscal 1996 and 1995, respectively. Total dividends paid during these periods were $96.0 and $82.2, respectively.

       	Common stock and capital surplus increased $48.1 reflecting proceeds of $34.8 from stock option exercises and $13.3 of tax benefits arising from stock option transactions.



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

5.      Commitments and Contingencies

       	In September, 1994, Duracell Inc. (the Company's U.S. operating subsidiary) entered into an Administrative Order By Consent with the U.S. Environmental Protection Agency ("EPA") whereunder Duracell Inc. has submitted to the EPA a plan which will lead to a complete remedial investigation and feasibility study ("RIFS") relating to mercury and volatile organic compounds contamination at the Company's Lexington, North Carolina manufacturing site. The investigation work plan under the RIFS has been approved by the EPA. Comprehensive remediation actions have taken place at the Lexington site over many years, but additional remediation work will likely be necessary based upon the outcome of the RIFS. As of March 30, 1996, Duracell Inc. estimates that future RIFS and remediation costs will be approximately $4 million, the cost of which is fully reserved. Duracell Inc. believes that the amount reserved is sufficient to remediate the property; however, the final remediation plan has not been agreed to by the EPA. Duracell Inc. believes that if additional remedial work is required by the EPA beyond the work proposed in the approved plan, such additional remediation would not likely exceed an additional $6 million.

6.      Subsequent Event

       	On April 15, 1996 the Company purchased Eveready South Africa ("ERSA"), a manufacturer and distributor of consumer batteries in South Africa, for approximately $135 million. ERSA is not affiliated with U.S.-based Eveready Battery Company.

Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations


Summarized below are the results of operations for the three and nine fiscal months ended March 30, 1996 and April 1, 1995 (in millions, except per share amounts):
              		       Three Fiscal Months Ended      Nine Fiscal Months Ended
              		       -------------------------      ------------------------
                                   					% Change                      % Change
                                   			----------                     ----------
                      Mar. 30, Apr. 1,               Mar. 30, Apr. 1,
                       1996    1995   Rptd Perf.*     1996     1995  Rptd Perf.*
               	       ----    ----   ---- ------    ----    ----    ---- ------
Alkaline unit volume:
North America         240.3    210.6   14   14      1,166.5   1,038.8    12  12
Europe                139.0    136.7    2    2        549.2     534.6     3   3
Other Int'l Markets   170.9    154.5   11   11        557.8     520.7     7   7
               	      -----    -----                -------   -------
               	      550.2    501.8   10   10      2,273.5   2,094.1     9   9
              		      =====    =====                =======   =======
Revenue:
North America        $197.9   $177.6   11   11     $  954.9  $  858.6    11  11
Europe                114.9    114.8   --   --        477.5     467.2     2  (1)
Other Int'l Markets    91.5     76.8   19   24        294.9     265.7    11  22
              		     ------   ------               --------   -------
              		     $404.3   $369.2   10   10     $1,727.3  $1,591.5     9   9
              		     ======   ======               ========  ========
Operating income:
North America        $ 37.4   $ 33.7   11   11     $  274.1  $  252.9     8   8
Europe                 14.7     13.8    7    5         98.7      97.1     2  --
Other Int'l Markets    13.0     10.4   25   31         45.3      40.5    12  24
              		     ------   ------               --------  --------
               	       65.1     57.9   12   13        418.1     390.5     7   8

Corporate/Research
& Development         (25.7)   (24.4)  (5)  (5)       (73.5)    (70.0)   (5) (5)
              		     ------   ------               --------  --------
              		     $ 39.4   $ 33.5   18   18     $  344.6  $  320.5     8   8


Interest expense        4.7      6.6   29   26         18.1      20.6    12   9
Other (income)
  expense              (0.7)    (3.3) (79) (73)         2.7       0.2    NM  NM
Mark-to-market
  (gain) loss           6.0    (10.8)  NM   NM          9.8     (11.1)   NM  NM
               	     ------   ------               --------  --------
Income before
  income taxes         29.4     41.0  (28) (27)       314.0     310.8     1   1
Tax expense            10.0     15.7   36   36        120.7     121.4     1  --
Effective tax rate     34.0%    38.3% 4.3pp 4.3pp     38.4%     39.1% 0.7pp0.7pp
              		     ------   ------               --------  --------
Net income           $ 19.4   $ 25.3  (23) (21)    $  193.3  $  189.4     2   3
              		     ======   ======               ========  ========
Net income excl.
  mark-to-market     $ 22.9   $ 18.9   21   25     $  199.1  $  182.9     9   9
              		     ======   ======               ========  ========
Per share development:
  Earnings before
    mark-to-market   $ 0.19   $ 0.16   19   27     $   1.64  $   1.52     8   9
  Mark-to-market
    gain (loss)       (0.03)    0.05   NM   NM        (0.05)     0.05    NM  NM
              		     ------   ------               --------  --------
  Net income         $ 0.16   $ 0.21  (24) (22)    $   1.59  $   1.57     1   2
               	     ======   ======               ========  ========

* Performance - adjusted for foreign exchange (i.e., foreign currency translation, defined as the impact of translating the income statement from local currency to U.S. dollars).

/TABLE

OVERVIEW

Earnings for the third quarter ended March 30, 1996 were $23 million or $0.19 per share before an unrealized accounting loss (which resulted from "marking to market" the Company's forward foreign currency contracts for intercompany purchases), an increase of 19% from $0.16 per share (before an unrealized accounting gain) in the year-earlier quarter. This improvement reflects double-digit gains in worldwide alkaline volume, revenue and operating income, led by strong performances in North America and Other International Markets. Inclusive of the accounting loss, 1996 third quarter net income totaled $19 million, or $0.16 per share. These amounts were below 1995's net income of $25 million or $0.21 per share solely as a result of the unrealized accounting loss in 1996 versus a significant unrealized accounting gain in 1995.

Exclusive of the unrealized accounting impact, net income for the nine months ended March 30, 1996 increased 9% to a record $199 million, or $1.64 per share, versus income of $183 million, or $1.52 per share, in the prior year period. This growth was driven by gains in worldwide alkaline volume, sales and operating income of 9%, 9% and 8% respectively. Including the unrealized accounting impact, earnings for the nine months were $193 million, or $1.59 per share, versus income of $189 million, or $1.57 per share, in the year earlier period.


THIRD QUARTER ENDED MARCH 30, 1996

NORTH AMERICA

Alkaline volume grew 14% reflecting market growth and expansion of warehouse club business, while sales grew 11%. Sales grew slower than volume due to the shift towards multi-packs and expanded warehouse club business, partially offset by the price increase implemented during the fourth quarter of fiscal 1995 and increased sales of rechargeable battery packs. Operating income rose 11%, driven by the revenue gain and leveraging of operating expenses, partially offset by the mix impact.

EUROPE

Alkaline volume increased 2%, driven by renewed business with a major retail account and expansion into Emerging Markets (notably Poland and Russia), partially offset by continued weakness in Italy (aggravated by competitors' pricing) and the non-repeat of a large technical order in the U.K. Revenue was flat as the modest volume gains were offset by the effects of the move to multi-packs and defensive pricing actions in the U.K. Operating income growth of 7% reflects control of expenses as well as operating expense leverage.

OTHER INTERNATIONAL MARKETS

Alkaline volume growth resulted from additional distribution in China as well as the benefits of increased alkaline penetration in Taiwan. These gains were partially offset by weakness in Mexico (where volume was down 12%) following the December 1994 peso crisis. Excluding Mexico, volumes grew 15%. Revenue grew faster than alkaline volume due to pricing actions in most markets, higher prices due to the switch to a direct sales force in Hong Kong, Korea and parts of China, and increased sales of rechargeable batteries. Operating income growth of 25% reflects the revenue increase and the benefits of price increases, mitigated by higher spending in support of geographic expansion.

INCOME TAX EXPENSE

The third quarter decrease results from lower earnings before taxes (entirely due to mark-to-market), and a lower effective tax rate. The effective tax rate decreased due to the non-recurrence of one time expenses in fiscal 1995 related to increased statutory tax rates in Italy.


NINE MONTHS ENDED MARCH 30, 1996

NORTH AMERICA

Volume gains reflect market growth (i.e., device growth) in mass merchandise outlets and expansion of warehouse club volumes, strong battery orders from original equipment manufacturers, and the benefit of renewed business with a major Canadian account. Revenue growth resulted from the alkaline volume gains, increased rechargeable sales and the benefit of the fourth quarter fiscal 1995 price increase, partially offset by unfavorable product mix. Although operating income grew slower than revenue as a result of the impact of the adverse product mix, operating income was up 8% due to the sales growth and operating expense leverage.


EUROPE

Alkaline volume increased 3% as new distribution into Emerging Markets, comparison to a weak prior year in Spain and renewed business with a major retailer in France were mitigated by the impact of unfavorable economic conditions in Italy and Germany. Sales grew as a result of the higher volumes, partially offset by unfavorable mix. On a performance basis, operating income was flat as the impact of lower sales (excluding favorable currency translation) and unfavorable mix were offset by leveraging of operating expenses.


OTHER INTERNATIONAL MARKETS

Expanded distribution in China and Taiwan, combined with continued stable economic conditions in Brazil, were partially offset by weakness in Mexico and the impact of efforts to control product diversion in the Middle East/Africa, resulting in alkaline volume and sales increases of 7% and 11%, respectively. Excluding Mexico, volume grew 14%. Operating income growth reflects the revenue growth and the benefits of price increases, mitigated by higher spending in support of geographic expansion.


INCOME TAX EXPENSE

The provision for income taxes decreased as the lower effective tax rate more than offset higher pre-tax earnings.

SUBSEQUENT ACQUISITION

On April 15, 1996 Duracell purchased Eveready South Africa ("ERSA"), a manufacturer and distributor of consumer batteries in South Africa, for approximately $135 million. ERSA is not affiliated with U.S.-based Eveready Battery Company. The acquisition is expected to dilute fourth quarter earnings by about $0.03 per share, due mainly to the significant charge which will result from writing up acquired inventory to its fair value. Beginning in fiscal 1997 ERSA's results are expected to positively impact the Company's earnings and cash flows.

This acquisition, combined with Duracell's existing marketing operations, gives Duracell a significant portion of the consumer battery market in South Africa. Duracell has positioned itself as the clear leader in this potentially significant market. Duracell believes this is a strategically attractive investment for several reasons, including:

- -       South Africa is the largest battery market in Southern Africa;
       	approximately the size of Canada's battery market.

- -       The South African government plans to steadily reduce import duties on
       	consumer electronics, which are currently as high as 70%. The duty reduction should help expand the portable device base.

- -       Per capita battery consumption in South Africa is among the lowest in
       	the Duracell world. As South Africa's economy strengthens, the per capita battery consumption level should increase.

There are also certain risks associated with an investment in South Africa. They include the potential for political instability; slower-than-expected economic development; and failure by the South African government to implement the proposed reduction in import duties or take other actions to stimulate the planned economic growth.


FINANCIAL CONDITION

                                           						Nine Months Ended
                                   					---------------------------------
                                   					March 30, 1996      April 1, 1995
                                   					--------------      -------------
Cash provided by operating
activities . . . . . . . . . . . . .         $234.1             $201.9

Capital expenditures . . . . . . . .          107.9               76.9

Dividends paid . . . . . . . . . . .           96.0               82.2

Purchases of treasury stock . . . .             --                41.2

Debt reduction net . . . . . . . . .           53.2               15.5


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

The Company will rely on cash generated from operations to fund its future working capital and capital expenditure requirements needed to support continued alkaline growth, geographic expansion and investment in high power rechargeable batteries. Funds available from unused bank credit facilities will be used primarily to fund acquisitions and to fund seasonal working capital during the year when receivables and inventories rise to meet operating requirements.

Dividends paid increased 17%, as a result of the February 1996 per share dividend increase from $0.26 per share to $0.29 per share. As of May 13, 1996, 3,000,000 shares remained of the Board of Directors' authorization for the repurchase of up to 4,000,000 shares of the Company's common stock.

As of March 30, 1996, the Company had $817 million in contractually committed lines of credit from long-term bank credit facilities under which $315 million was outstanding. Commitments under the facilities are used to support commercial paper, of which $272 million was outstanding at March 30, 1996. The Company's commercial paper program is rated investment grade. Unused borrowing capacity under its principal bank credit facilities at March 30, 1996 was $502 million.

                          				    PART II


                        				OTHER INFORMATION
                        				-----------------




Item 6.         EXHIBITS AND REPORTS ON FORM 8-K



             		(a)     Exhibits

              		       (i)     Statement re: computation of earnings per share.


             		(b)     Reports on Form 8-K

                    			The Company did not file any report on Form 8-K during
                    			the three fiscal months ended March 30, 1996.

                      				   SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                                           						 DURACELL INTERNATIONAL INC.







May 13, 1996                            By:      Robert A. Burgholzer, Jr.
                                         						 ----------------------------
                                          						 Robert A. Burgholzer, Jr.
                                          						 Vice President and Controller
                                          						 (Principal Accounting Officer)