Form 10-K405
period 1996-06-30
DURACELL INTERNATIONAL INC
filed 1996-09-27
CIK 873482

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

              /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      FOR FISCAL YEAR ENDED JUNE 30, 1996

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

                                 (203) 796-4000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                            ------------------------

            SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF ACT:

                                                        NAME OF EACH EXCHANGE
                    TITLE                                ON WHICH REGISTERED
- ---------------------------------------------   --------------------------------
                Common Stock                            New York Stock Exchange

            SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF ACT:

                                      NONE

     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of voting stock held by non-affiliates of the registrant as of September 13, 1996 was approximately $7,453 million. Limited partnerships affiliated with Kohlberg Kravis Roberts & Co., L.P. and directors and executive officers of the registrant are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

 Number of shares of Common Stock, par value $0.01, outstanding as
  of September 13, 1996..........................................   119,403,902

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Shareholders for the fiscal year ended
June 30, 1996 are incorporated by reference into Part I and Part II of this Report.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

     Duracell International Inc. ("Duracell" or the "Company") manufactures and markets, primarily under the DURACELL(R) brand, high performance alkaline batteries, primary lithium batteries and other battery types. Duracell also markets rechargeable nickel metal hydride batteries and a lighting products line. Duracell maintains a leading position in North American and European consumer battery markets with its "copper and black" DURACELL brand alkaline batteries. Alkaline batteries accounted for approximately 83% of Duracell's sales during fiscal 1996. Duracell's batteries are sold worldwide through consumer channels, to industrial users and to manufacturers of battery-powered consumer, industrial, medical and military equipment.

     Duracell has experienced 23 consecutive years of sales increases, due in large part to the expanding market for its principal product, alkaline batteries. Duracell markets consumer batteries worldwide under the DURACELL brand.

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

     On September 12, 1996 it was announced that the Company has signed an agreement to merge with The Gillette Company. The merger is expected to be completed by the end of calendar 1996. Under the terms of the merger agreement, each outstanding share of Duracell common stock will be exchanged for .904 shares of Gillette common stock.

FINANCIAL INFORMATION ABOUT THE COMPANY'S GEOGRAPHIC AREAS OF OPERATION

     Information about Duracell's geographic areas of operation is incorporated by reference to Note 14, Geographic Areas of Operations, which appears on page 53 of Duracell's Annual Report to Shareholders for the fiscal year ended June 30, 1996.

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

     Duracell is at the forefront of primary lithium battery development and is a leading primary lithium battery manufacturer for consumer devices. Lithium batteries have performance advantages over conventional consumer batteries in certain applications, their extremely high energy density and long shelf life being the most notable advantages.

     Duracell's line of zinc air batteries, most of which are "button cells," are used principally in hearing aids and medical equipment.

     Over the past several years Duracell, Toshiba Battery Co., Ltd. of Japan and Varta Batterie AG of Germany have engaged in joint research and development of nickel metal hydride rechargeable cells. Nickel metal hydride rechargeable batteries are becoming the battery of choice for use in devices having high power requirements such as camcorders, portable computers and cellular phones. They are also an environmentally attractive substitute for the nickel-cadmium batteries now being used to power many such devices. During fiscal 1995 affiliates of the three companies formed a joint venture for the purpose of constructing and operating a manufacturing facility in the United States to produce nickel metal hydride cells for use in rechargeable batteries sold by the three companies. The facility was completed during fiscal 1996 and will begin commercial production in early fiscal 1997. Duracell has a 40% interest in the joint venture, with Toshiba and Varta holding the remaining 40% and 20%, respectively.

     Duracell is continuing its efforts to convince the leading manufacturers of portable computers, cellular telephones and other devices with high power requirements to design-in standardized nickel metal hydride rechargeable batteries as the power source for their devices. Duracell also plans to begin manufacturing rechargeable lithium ion batteries in the United States during fiscal 1997.

NORTH AMERICAN OPERATIONS

     In North America, alkaline batteries account for a substantial majority of household battery sales. Duracell's management estimates that in fiscal 1996, alkaline batteries accounted for approximately 88% of the United States consumer battery market. The DURACELL brand has the leading alkaline market share.

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

     Although Duracell is truly a pan-European battery business, Duracell's European operations concentrate on the largest markets, namely the United Kingdom, Germany, France, Spain and Italy. Duracell Europe also has a strong brand presence in Scandinavia, the Benelux countries, Portugal and Austria. The Eastern European countries offer significant potential for growth, and Duracell has established business units in a number of them, including: Hungary, Czechia, Poland and Russia. The DURACELL brand is the leading alkaline battery brand in Europe. Duracell also markets a series of national brands, most notably SUPERPILA (Italy), DAIMON (Germany) and HELLESENS/TUDOR (Scandinavia). In Europe, the DURACELL brand competes with the Energizer brand and numerous national alkaline brands, several of which are important brands in the country of their manufacture, but DURACELL is in most instances the leading alkaline brand. In European markets, where zinc carbon batteries maintain a higher market share than in North America, Duracell sells more zinc carbon batteries than it sells in any other market.

     The DURACELL brand competes with numerous brands in Other International Markets. Most of the batteries sold by Duracell in Other International Markets are alkaline batteries. Although Duracell has achieved a high alkaline share in numerous countries included in Other International Markets, overall alkaline sales as a percentage of total battery sales are low as compared to zinc carbon battery sales. Duracell's management believes that the countries comprising Duracell's Other International Markets have significant potential for continued alkaline penetration.

     In fiscal 1996, Duracell acquired Eveready South Africa, the leading consumer battery company in that country. In May, 1996 Duracell announced the intended acquisition of STC Corporation's SUNPOWER trademark and consumer battery sales and distribution operations in South Korea, for approximately $115 million. SUNPOWER is a major battery brand in South Korea. Completion of the transaction is expected by the end of calendar 1996.

     In fiscal 1994, Duracell formed joint venture companies in both China and India to manufacture and distribute DURACELL brand alkaline batteries. Duracell holds a controlling interest in each of these companies. China and India offer significant growth opportunities for Duracell due to the size of these markets. New alkaline manufacturing facilities in these countries were substantially completed during fiscal 1996, and production is expected to begin at both facilities by the end of calendar 1996.

MARKETING AND DISTRIBUTION

     Duracell promotes its batteries through a variety of means, including television advertising, store displays and trade and consumer promotions. Duracell's advertising emphasizes the long service life of DURACELL batteries and product differentiation, such as the new Duracell(R) PowerCheck(TM) batteries featuring an on-label tester. Duracell sponsors various trade and consumer promotions intended to foster brand awareness and to maintain favorable, multiple display positions in retail stores. Duracell distributes its products principally through retailers, ranging from mass merchandisers and warehouse clubs to sole proprietor outlets.

     Each of Duracell's principal foreign subsidiaries has its own sales and marketing staffs. Major accounts are serviced by the local sales force. Smaller retail accounts are usually serviced through local distributors.

     Duracell works closely with many original equipment manufacturers in their development of new battery-powered devices designed to be used with Duracell's batteries. Such efforts have been instrumental in developing the consumer primary lithium battery market and are essential to Duracell's success in selling standard size nickel metal hydride batteries and successfully introducing lithium ion rechargeable batteries.

MANUFACTURING AND RAW MATERIALS

     Duracell manufactures batteries in the United States, Canada, Mexico, South Africa, the United Kingdom and Belgium. Duracell's Aarschot, Belgium facility is believed to be the largest alkaline battery plant in the world. Construction of alkaline manufacturing facilities in China and India is substantially complete.

     Duracell's plants are modern and its manufacturing process is highly automated. Labor costs represent a relatively small portion of product cost. In the United States and Europe, Duracell manufactures many of the components used in its assembly of alkaline batteries. The most significant raw materials used by Duracell in its manufacture of alkaline batteries are steel, zinc and electrolytic manganese dioxide powder. There is a variety of worldwide sources for these raw materials and Duracell's management believes it will continue to have access to adequate quantities of such materials at competitive prices.

     Duracell is presently purchasing cells used in its production of rechargeable nickel metal hydride batteries from Toshiba Battery Co., Ltd. The U.S. joint venture formed by affiliates of Duracell, Toshiba and Varta has completed the construction of a new nickel metal hydride cell manufacturing facility in Mebane, North Carolina. See Note 2 to the Consolidated Financial Statements.

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

     Duracell's research and development efforts focus on the search for new high-power batteries for the consumer market and on the improvement of its existing products. In fiscal 1996, Duracell concentrated much of its research and development efforts on enhancing the performance of its alkaline and nickel metal hydride rechargeable batteries, and the development of a new line of rechargeable lithium ion batteries. Duracell will continue such emphasis in fiscal 1997.

     Duracell spent $34.4 million, $34.7 million and $29.6 million on research and development and $23.1 million, $22.9 million and $22.8 million on engineering activities in fiscal 1996, 1995 and 1994, respectively.

EMPLOYEES

     Duracell had approximately 9,600 employees at June 30, 1996. Duracell's United States labor force is not unionized. Approximately 1,800 international employees are members of national labor unions. Management believes that Duracell's overall relations with its employees are good.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

     Duracell and its officers from time to time make written or oral forward-looking statements, including statements contained in Duracell's filings with the Securities and Exchange Commission and in reports to stockholders. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, important factors that could cause Duracell's actual results to differ materially from those projected in forward looking statements of the Company made by or on behalf of the Company are set forth below:

          - A significant decline in the growth rate in the household battery market in major markets such as the United States, Europe, and those countries within Duracell's Other International Markets segment in which Duracell has significant operations.

          - Actions by competitors or certain key customers which result in Duracell's loss of a significant distribution channel or customer. For example, the decision by a major retailer to no longer sell DURACELL batteries or the inability to implement anticipated price increases, resulting in lower-than-expected operating profits.

          - Slower than expected development of Duracell's rechargeable business. Duracell expects that as the markets for personal computers, cellular phones and other consumer electronics mature, the number of battery sizes will consolidate to relatively few standard sizes, making the sale of such devices on a "batteries not included" basis, as well as sale of replacement batteries through normal retail channels, more prevalent. This pattern has been followed historically for battery powered products such as cameras and camcorders. Failure of the cellular phone and personal computer categories to follow this pattern would have an adverse effect on Duracell's expected growth in sales and profitability of high power rechargeable batteries.

          - Introduction of new value-added product features or new battery chemistries by a competitor which attract sufficient consumers to deteriorate Duracell's market share.

          - Because of the significance of Duracell's operations outside of the United States, and in such diverse markets as South Africa, China, India, Mexico, among others, the Company is subject to the effects of, and changes in, the monetary, fiscal and legal policies of foreign governments and agencies. Other factors affecting Duracell's business are social and economic conditions, the ability to obtain or hedge foreign currency in accordance with Duracell's policy, and foreign exchange rate fluctuations. Nationalization of Duracell's businesses and unstable governments would also adversely affect the Company's results.

          - Delays or unanticipated inefficiencies in Duracell's new alkaline plants in China and India.

          - The adoption of unanticipated environmental regulations in Duracell's major markets which impact alkaline demand.

          - Significant damage to a major Duracell manufacturing facility which results in a loss of business momentum.

ITEM 2. PROPERTIES

     Duracell has 12 manufacturing sites around the world and occupies numerous warehouses and offices. The following table sets forth information with respect to Duracell's manufacturing sites:

            LOCATION OF PLANT                                             STATUS
            ------------------------------------------------------------  -------
            North America
              Cleveland, Tennessee                                        Leased
              Lancaster, South Carolina                                    Owned
              LaGrange, Georgia                                            Owned
              Lexington, North Carolina                                    Owned
              Waterbury, Connecticut                                       Owned
              Mississauga, Ontario, Canada                                Leased
            International
              Aarschot, Belgium                                            Owned
              Dongguan, China*                                             Owned
              Gurgaon, India*                                              Owned
              Mexico City, Mexico                                          Owned
              Port Elizabeth, South Africa                                 Owned
              Wrexham, Wales                                              Leased

- ---------------
* Scheduled to begin commercial production in December 1996, these are joint venture companies in which Duracell owns a controlling interest.

     Duracell leases its corporate headquarters facility in Bethel, Connecticut.

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

     In September, 1994, Duracell entered into an Administrative Order by Consent with the U.S. Environmental Protection Agency ("EPA") whereunder Duracell has submitted to the EPA a plan for a complete remedial investigation and feasibility study ("RIFS") relating to mercury and volatile organic compounds contamination at Duracell's Lexington, North Carolina manufacturing site. The investigation work under the RIFS has been completed and certain supplemental investigatory activities are presently being discussed with the EPA. Comprehensive remediation actions have taken place at the Lexington site over many years, but additional remediation work will be necessary based upon the outcome of the RIFS. During 1996, Duracell has revised its estimates related to remediation costs based on additional information obtained as the investigation progressed. As of June 30, 1996, Duracell believes that reasonably estimable investigatory and remediation costs will be approximately $6 million, which is fully reserved. However, site investigation is not yet complete and the remediation plan has not been agreed to by the EPA. Duracell believes that if additional remedial work is required, such additional remediation would not likely exceed an additional $10 million.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the New York Stock Exchange under the symbol DUR. The number of holders of record of Common Stock at August 24, 1996 was 6,176. The Common Stock commenced public trading on May 2, 1991 at the time of the initial public offering. On August 19, 1992, the Company declared its initial quarterly cash dividend on the Common Stock at the rate of $.08 per share. The quarterly dividend was subsequently increased to $.16 per share with the dividend paid in the third quarter of fiscal 1993, to $.22 per share with the dividend paid in the third quarter of fiscal 1994, to $.26 per share with the dividend paid in the third quarter of fiscal 1995 and to $.29 per share with the dividend paid in the third quarter of fiscal 1996. The closing price of the Common Stock on September 13, 1996 was $62 27/64 per share.

     The high, low and closing prices for a share of Duracell common stock on the New York Stock Exchange for each fiscal quarter of 1996 and 1995 were as follows (in dollars):

                                                                      HIGH     LOW     CLOSE
                                                                      ----     ---     -----
    1996
      Fourth Quarter................................................   50 1/4  41  3/4   43 1/8
      Third Quarter.................................................   54      44  7/8   49 5/8
      Second Quarter................................................   55      44  7/8   51 3/4
      First Quarter.................................................   47 3/8  41  3/8   44 7/8
    1995
      Fourth Quarter................................................   47      41  7/8   43 1/4
      Third Quarter.................................................   45 3/8  36  3/4   44 3/4
      Second Quarter................................................   46      40  3/4   43 3/8
      First Quarter.................................................   47 1/4  39        45 5/8

ITEM 6. SELECTED FINANCIAL DATA

     The information set forth in Note 19, Selected Financial Data, which appears on page 55 of the Annual Report to Shareholders for the fiscal year ended June 30, 1996 is incorporated into this Report by reference thereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth under the heading "Financial Review" on pages 32 to 41 of the Annual Report to Shareholders for the fiscal year ended June 30, 1996 is incorporated into this Report by reference thereto.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's consolidated financial statements, independent auditors' report thereon and supplementary data on pages 42 to 56 of the Annual Report to Shareholders for the fiscal year ended June 30, 1996 are incorporated into this Report by reference thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     DIRECTORS AND EXECUTIVE OFFICERS

     The directors and executive officers of the Company, their ages and their employment history are as follows:

                                                 PRESENT PRINCIPAL OCCUPATION
                                                  OR EMPLOYMENT AND FIVE-YEAR
          NAME             AGE                        EMPLOYMENT HISTORY
- -------------------------  ---   -------------------------------------------------------------
Earnest J. Edwards.......  58    Director of the Company since October, 1995; Vice President and Controller, Aluminum Company of America.
C. Robert Kidder.........  52    Director of the Company since June, 1988; Chairman of the
                                 Board and Chief Executive Officer, Borden, Inc. since
                                 January, 1995; Chairman of the Board and Chief Executive
                                 Officer of the Company and Duracell Inc. from April, 1992
                                 until January, 1995 and October, 1994, respectively; Chairman of the Board, President and Chief Executive Officer of the
                                 Company and Duracell Inc. from August, 1991 until April,
                                 1992.
Charles E. Kiernan.......  51    Director of the Company since October, 1994; President and
                                 Chief Operating Officer of the Company and Duracell Inc.
                                 since January, 1995 and October, 1994, respectively;
                                 President, Duracell North America from September, 1993 to
                                 October, 1994; President, Duracell USA from April, 1992 to
                                 September, 1993; Senior Vice President, Marketing and
                                 Manufacturing Operations, Duracell USA from September, 1991 to April, 1992.
Henry R. Kravis..........  52    Director of the Company since June, 1988; General Partner,
                                 Kohlberg Kravis Roberts & Co., L.P. ("KKR") and KKR
                                 Associates.
G. Wade Lewis............  49    Director of the Company since October, 1993; Senior Vice
                                 President, Finance and Chief Financial Officer of the Company
                                 since June, 1988.
Arno A. Penzias..........  63    Director of the Company since June, 1995; Vice President and
                                 Chief Scientist, Bell Laboratories, Lucent Technologies.
Charles R. Perrin........  51    Director of the Company since June, 1988; Chairman of the
                                 Board since January, 1995; Chief Executive Officer of the
                                 Company and Duracell Inc. since October, 1994; President and
                                 Chief Operating Officer of the Company and Duracell Inc. from
                                 April, 1992 to October, 1994; President, Duracell North
                                 America and International Development Markets, prior thereto.
Paul E. Raether..........  50    Director of the Company since June, 1992; General Partner,
                                 KKR and KKR Associates.
George R. Roberts........  53    Director of the Company since June, 1988; General Partner,
                                 KKR and KKR Associates.
William S. Shanahan......  56    Director of the Company since April, 1996; President and
                                 Chief Operating Officer, Colgate-Palmolive Company since
                                 November, 1992; Senior Executive Vice President and Chief
                                 Operating Officer prior thereto.
Paula Stern..............  51    Director of the Company since October, 1994; President, The
                                 Stern Group (economic analysis and trade advisory firm);
                                 Senior Fellow, Progressive Policy Institute.
Scott M. Stuart..........  37    Director of the Company since June, 1992; General Partner,
                                 KKR and KKR Associates.
J. Norman Allen..........  45    President, New Products and Technology ("NPT") Division since
                                 February, 1995; Senior Vice President, NPT Division from
                                 February, 1994 to February, 1995; Vice President, NPT
                                 Division, prior thereto.

                                                 PRESENT PRINCIPAL OCCUPATION
                                                  OR EMPLOYMENT AND FIVE-YEAR
          NAME             AGE                        EMPLOYMENT HISTORY
- -------------------------  ---   -------------------------------------------------------------
David G. Bluestein.......  50    President, Duracell North America since October, 1994;
                                 President, Duracell's International Development Markets
                                 ("IDM") Division from August, 1991 to October, 1994.
Robert A. Burgholzer, Jr.  53    Vice President and Controller of the Company since April,
                                 1990.
Gregg A. Dwyer...........  52    Senior Vice President, General Counsel and Secretary of the
                                 Company since June, 1988.
Barbara J. Johnson.......  45    Vice President, Taxes of the Company since November, 1993;
                                 Completion of Graduate Studies and Other Academic Pursuits
                                 from October, 1990 until May, 1993; Partner, Deloitte &
                                 Touche, prior thereto.
Nancy A. Reardon.........  44    Senior Vice President, Human Resources of the Company since
                                 September, 1991.
Christophe Ripert........  44    President, Duracell Europe Division since July, 1992; Zone
                                 Manager, Duracell Europe, prior thereto.
Walter B. Rogers.........  53    Vice President, Investor Relations of the Company since
                                 February, 1992; Vice President, Communications, General Host
                                 Corp., prior thereto.
Steven G. Staves.........  44    President, IDM Division since February, 1995; Various
                                 Executive Positions, Sterling-Winthrop, Inc., prior thereto.
Somerset S. Waters.......  49    Vice President and Treasurer of the Company since December,
                                 1994; Assistant Treasurer, Black & Decker Corporation prior thereto.

     Mr. Kidder is a director of Borden, Inc., EDS and Dean Witter, Discover &
Co.

     Mr. Kravis is a director of American Re Corporation, AutoZone, Inc., Borden, Inc., Bruno's, Inc., Flagstar Companies, Inc., Flagstar Corporation, IDEX Corporation, K-III Communications Corp., Merit Behavioral Care Corporation, Owens-Illinois, Inc., Owens-Illinois Group, Inc., Safeway Inc., Union Texas Petroleum Holdings, Inc. and World Color Press, Inc.

     Mr. Raether is a director of Bruno's, Inc., Fred Meyer, Inc., Flagstar Companies, Inc., Flagstar Corporation, and IDEX Corporation.

     Mr. Roberts is a director of AutoZone, Inc., Borden, Inc., Bruno's, Inc., Flagstar Companies, Inc., Flagstar Corporation, IDEX Corporation, K-III Communications Corp., Merit Behavioral Care Corporation, Owens-Illinois, Inc., Owens-Illinois Group, Inc., Safeway Inc., Union Texas Petroleum Holdings, Inc. and World Color Press, Inc.

     Mr. Shanahan is a director of Molson Companies Ltd.

     Ms. Stern is a director of Harcourt General Inc., Wal*Mart Corp. and Westinghouse Electric Corporation.

     Mr. Stuart is a director of Borden, Inc. and World Color Press, Inc.

     Messrs. Kravis and Roberts are first cousins.

ITEM 11. EXECUTIVE COMPENSATION

     The following table summarizes the compensation paid to or accrued by the Company for the Chief Executive Officer and the other four most highly compensated executive officers of the Company during the last three fiscal years (the position titles are those presently held by the named individuals).

                           SUMMARY COMPENSATION TABLE

                                                                                      LONG TERM
                                                    ANNUAL COMPENSATION              COMPENSATION
                                          ---------------------------------------       AWARDS
                                                                   OTHER ANNUAL      ------------       ALL OTHER
          NAME AND              FISCAL     SALARY      BONUS       COMPENSATION        OPTIONS        COMPENSATION(2)
     PRINCIPAL POSITION          YEAR       ($)         ($)             ($)              (#)               ($)
- -----------------------------   ------    --------    --------    ---------------    ------------    ----------------
Charles R. Perrin............    1996     $622,136    $487,500        $46,998                --         $   4,500
Chairman of the Board and        1995      535,049     531,787         30,613            24,000             4,500
Chief Executive Officer          1994      439,393     373,490         36,491                --             4,436
Charles E. Kiernan...........    1996     $403,018    $279,825        $39,888                --         $   4,500
President and                    1995      326,895     288,788         43,680            39,000             5,112
Chief Operating Officer          1994      264,736     224,114         35,766                --             4,905
David G. Bluestein...........    1996     $296,929    $170,500        $40,287                --         $   4,500
President, Duracell North        1995      256,904     221,125         31,883             6,000             4,770
America                          1994      222,679     146,250          8,395                --             4,230
G. Wade Lewis................    1996     $314,505    $184,860        $34,306                --         $   4,500
Senior Vice President and        1995      294,338     238,950         14,703                --             4,845
Chief Financial Officer          1994      278,639     200,200         42,183                --             4,767
Christophe Ripert............    1996     $363,596    $183,727        $56,755(1)             --         $  98,314(3)
President, Duracell Europe       1995      322,985     223,556         60,438(1)             --            81,709(3)
                                 1994      263,072     187,370         66,076(1)             --            82,583(3)

- ---------------
(1) Fiscal 1996 includes $18,120 for a Company-paid leased automobile and $28,701 of family education related payments. Fiscal 1995 includes $19,299 for a Company-paid leased automobile and $26,363 of family education related payments. Fiscal 1994 includes $25,924 for a Company-paid leased automobile and $23,929 of payments for family travel.

(2) The amounts reported as "All Other Compensation" reflect the employer matching contributions under the Duracell Inc. Thrift Plan; Mr. Ripert does not participate in the Thrift Plan.

(3) Fiscal 1996 and 1995 constitute $98,314 and $81,709, respectively, of housing allowance payments. Fiscal 1994 includes $80,483 of housing allowance payments and $2,100 of foreign currency protection payments.

     The following table provides information on option exercises in fiscal 1996 by the named executive officers and the value of such officers' unexercised options at June 30, 1996.

                   AGGREGATED OPTION EXERCISES IN FISCAL 1996
                       AND FISCAL YEAR-END OPTION VALUES

                                                                                                       VALUE OF
                                                                         NUMBER OF             UNEXERCISED IN-THE-MONEY
                                                                  UNEXERCISED OPTIONS AT              OPTIONS AT
                                                                    FISCAL YEAR-END (#)         FISCAL YEAR-END(1) ($)
                         SHARES ACQUIRED                        ---------------------------   ---------------------------
         NAME            ON EXERCISE (#)   VALUE REALIZED ($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
- -----------------------  ---------------   ------------------   -----------   -------------   -----------   -------------
Charles R. Perrin......       50,000           $2,256,250         479,200         98,000      $15,731,550     $ 752,800
Charles E. Kiernan.....       18,000           $  834,188         103,750         66,750      $ 2,508,251     $ 373,688
David G. Bluestein.....           --                   --          36,500         39,500      $   322,975     $ 325,975
G. Wade Lewis..........           --                   --          42,500         42,500      $   390,363     $ 390,363
Christophe Ripert......           --                   --          37,500         37,500      $   344,438     $ 344,438

- -------------------------
(1) Values are based upon the difference between the option exercise prices and the June 30, 1996 closing price for the Company's Common Stock of $43.13 per share.

PENSION PLANS

     Duracell Inc. established the Duracell Pension Plan for Salaried Employees
- -- 1976 (the "Prior Plan") effective September 30, 1976 for its U.S. salaried employees. For service after September 30, 1976, the pension benefits provided by the Prior Plan are equal to 1.67% of a participant's average pay (including salary, bonus, and overtime wages) for the five highest consecutive years within the last ten years of service times years of service reduced by 1.67% of the participant's social security benefit times years of service. For service before October 1, 1976, the Prior Plan provided a pension benefit equal to 1.0% of a participant's average pay for the five highest consecutive years within the last ten years of service times years of service.

     In connection with the Company's 1988 acquisition of Duracell Inc. and its battery-related subsidiaries and affiliates from Kraft, Inc. (the
"Acquisition"), Kraft, Inc. retained all assets and liabilities of the Prior Plan and fully vested all participants in their then accrued benefits under the Prior Plan.

     On July 1, 1988, Duracell Inc. established the Duracell Inc. Pension Plan for Salaried Employees (the "Salaried Plan"). The pension formula for the Salaried Plan was the same as the formula in the Prior Plan, and it recognized all years of service a participant had prior to the Acquisition. However, the pension benefits payable under the Salaried Plan were reduced by the amount payable under the Prior Plan.

     Effective July 1, 1989, the Salaried Plan was amended and restated so as to comply with certain provisions of the Tax Reform Act of 1986. Under the amended and restated Plan (the "Cash Balance Plan") each participant has an account balance which represents his or her benefit under the Cash Balance Plan. The participant's initial account balance equals the present value of his or her benefit earned through June 30, 1989 under the Salaried Plan. Benefit accruals earned after June 30, 1989 are credited monthly to the participant's account and are comprised of the sum of three components: Company Credits, Supplemental Credits and Interest Credits.

     The Company Credits equal the product of the participant's pay and an accrual percentage. The accrual percentages are set forth in the following table:

                             YEARS OF SERVICE                      ACCRUAL PERCENTAGE
        -----------------------------------------------------------------------------
        0 to 4.99..................................................         4.0%
        5 to 9.99..................................................         5.0%
        10 to 19.99................................................         6.5%
        20 to 29.99................................................         8.5%
        30 and over................................................        11.0%

     Supplemental Credits are granted to participants who were age 30 or over on December 31, 1990. This Supplemental Credit is a fixed percentage of pay that is credited to the participant's account. The supplemental percentages are set forth in the following table:

                       AGE ON DECEMBER 31, 1990               SUPPLEMENTAL PERCENTAGE
        -----------------------------------------------------------------------------
        30 to 32 years........................................           0.50%
        33 to 35 years........................................           1.00%
        36 to 38 years........................................           2.00%
        39 to 41 years........................................           2.75%
        42 to 44 years........................................           3.75%
        45 to 47 years........................................           4.75%
        48 to 50 years........................................           5.75%
        51 to 53 years........................................           6.75%
        54 to 56 years........................................           8.00%
        57 to 59 years........................................           9.00%
        60 and over...........................................          10.00%

     The Interest Credits are equal to the monthly interest rate times the participant's account balance at the end of the previous month. The interest rate, which is equal to a five-year average of the yield on one year treasury bills, is computed at the beginning of the plan year and is used throughout the plan year. The annual interest rate credit for fiscal 1996 is 4.75%.

     Benefits earned under the Cash Balance Plan are vested after five years of service. The Cash Balance Plan limits the pay that is counted in the pension formula. The limit is $150,000 for fiscal 1996. A limit is also imposed on the amount of benefit payable to the participant from the Cash Balance Plan.

     Benefits under the Cash Balance Plan are payable upon normal retirement (age 65), vested termination or death. A participant may elect to commence benefit payments on the first day of the month that is coincident with or next following the earlier of his or her fifty-fifth birthday or the first anniversary of separation of employment. The benefits are payable in the form of an increasing annuity, level annuity or lump sum which are all actuarially equivalent.

     All of the individuals named in the table entitled "Summary Compensation Table," except Christophe Ripert, are participants in the Cash Balance Plan. As of June 30, 1996, Charles R. Perrin had 11 full years of credited service, Charles E. Kiernan had 10 full years of credited service, David G. Bluestein had 6 full years of credited service, and G. Wade Lewis had 19 full years of credited service. The estimated annual benefits payable upon retirement at 65 is $67,023 for Charles R. Perrin, $64,450 for Charles E. Kiernan, $57,843 for David
G. Bluestein and $83,286 for G. Wade Lewis.

SUPPLEMENTAL EMPLOYEE RETIREMENT PLAN

     On July 1, 1995 Duracell Inc. established the Duracell Inc. Supplemental Employee Retirement Plan (the "Supplemental Plan"). The Supplemental Plan was made effective retroactive to July 1, 1994, and is a non-qualified plan. The Supplemental Plan is designed to provide the benefit which would have been earned under the Cash Balance Plan for that portion of a participant's compensation which was excluded from the calculation of the benefit payable under the Cash Balance Plan due to Internal Revenue Code limitations. All of the individuals named in the table entitled "Summary Compensation Table," except Christophe Ripert, are participants in the Supplemental Plan. The estimated benefits payable as a lump sum upon retirement at 65 pursuant to the Supplemental Plan is $3,009,249 for Charles R. Perrin, $1,541,973 for Charles E. Kiernan, $939,639 for David G. Bluestein, and $1,422,435 for G. Wade Lewis.

DURACELL UK PENSION PLAN

     All United Kingdom employees who are over the age of 21 and have completed one year of service are eligible for participation in the Duracell UK Pension Plan (the "UK Plan").

     Each participating employee contributes to the UK Plan a certain percentage of his total earnings. Each employee participating in the UK Plan will be entitled to a monthly retirement benefit commencing on the retirement at age 65
(male) or 60 (female) or over. Benefits are computed on a formula based on the employee's final average annual salary (average of the highest three consecutive years of the last ten years earnings before retirement), the amount of the employee's contributions to the UK Plan and the number of years of membership in the UK Plan.

     The UK Plan also provides for incapacity pension benefits to be paid upon 26 weeks of continuous sickness absence of the employee and for a death benefit to be paid upon the death of the employee.

     Christophe Ripert is the only executive officer who is presently participating in the UK Plan. As of June 30, 1996, Mr. Ripert had four years of credited service. The estimated annual benefit payable to Mr. Ripert upon retirement at age 65 is $92,183.

COMPENSATION OF DIRECTORS

     Each director who is not an employee of the Company receives an annual fee of $30,000. Directors who are also employees of the Company or its subsidiaries receive no remuneration for serving as directors. Ms. Stern and Messrs. Edwards, Penzias and Shanahan have been granted 1,500 restricted shares of the Company's Common Stock. The restrictions on the sale or transfer of these 1,500 shares lapse pro rata over a period of three years, or sooner in the event of a change of control of the Company, provided the recipient continues to serve as a director. Each non-employee director is also granted a formula-based stock option under the Duracell Shares Plan upon his or her election as a director. Ms. Stern was granted an option to purchase 3,000 shares of the Company's Common Stock in October, 1994 at an option price of $42.13 per share. Mr. Penzias was granted an option to purchase 2,500 shares of the Company's Common Stock in June, 1995 at an option price of $43.00. Mr. Edwards was granted an option to purchase 2,000 shares of the Company's Common Stock in October, 1995 at an option price of $50.81 per share. Mr. Shanahan was granted an option to purchase 1,500 shares of the Company's Common Stock in April, 1996 at an option price of $44.31 per share. Mr. Kidder has been granted an unfunded life insurance benefit in the amount of $648,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of Common Stock as of September 13, 1996, assuming the exercise of all options exercisable on, or within 60 days of, such date, by (i) each director,
(ii) the Chief Executive Officer and each of the other four most highly compensated executive officers of the Company, (iii) all executive officers and directors as a group and (iv) the Company's principal stockholders. Other than as set forth in the table below, there are no persons known to the Company to beneficially own more than 5% of the Common Stock as of September 13, 1996. On September 23, 1996, The Gillette Company (Prudential Tower Building, Boston, Massachusetts 02199) ("Gillette") filed a Schedule 13D with the U.S. Securities and Exchange Commission with respect to the 41,100,000 shares of Common Stock owned by KKR Associates as described in the table below. According to the
Schedule 13D, Gillette and Alaska Acquisition Corp., a wholly-owned subsidiary of Gillette ("Subs"), may be deemed to have acquired beneficial ownership of such shares as a result of the execution of a Stockholders Agreement, dated as of September 12, 1996, between Gillette and certain limited partnerships affiliated with KKR that are the record owners of such shares, pursuant to which, among other things, such limited partnerships granted to Sub., a wholly-owned subsidiary of Gillette, an irrevocable proxy to vote such shares of Common Stock in favor of the merger between the Company and Gillette.

                               NAME                                  FULLY DILUTED    PERCENTAGE
- ------------------------------------------------------------------   -------------    ----------
KKR Associates1
  9 West 57th Street
  New York, New York 10019........................................     41,100,000       33.52%
Charles R. Perrin2, 8.............................................        575,106         .47%
Charles E. Kiernan3, 8............................................        104,150        9
David G. Bluestein8...............................................         57,289        9
Earnest J. Edwards................................................          1,500        9
C. Robert Kidder4, 8..............................................        308,817         .25%
Henry R. Kravis1, 5...............................................             --        --
G. Wade Lewis8....................................................         93,168        9
Arno A. Penzias...................................................          2,125        9
Paul E. Raether1, 6...............................................             --        --
Christophe Ripert8................................................         37,500        9
George R. Roberts1, 7.............................................             --        --
William S. Shanahan...............................................          2,500        9
Paula Stern.......................................................          2,250        9
Scott M. Stuart1..................................................          4,528        9
All directors and executive officers as a group (22 persons)8.....      1,335,171      1.09%

- ---------------

1 Shares of Common Stock shown as owned by KKR Associates are owned of record by limited partnerships affiliated with KKR (the "Common Stock Partnerships") of which KKR Associates is the sole general partner and as to which it possesses sole voting and investment power. Messrs. Kravis, Raether, Roberts and Stuart and Robert I. MacDonnell, Michael W. Michelson, Saul A. Fox, James H. Greene, Jr., Michael T. Tokarz, Clifton S. Robbins, Perry Golkin and Edward A. Gilhuly, as the general partners of KKR Associates, may be deemed to share beneficial ownership of such shares. Each of these individuals disclaims beneficial ownership of any shares shown as owned by KKR Associates.

2 A private foundation established by Mr. Perrin owns 46,400 shares. Mr. Perrin has disclaimed beneficial ownership of these shares.

3 A trust for the benefit of Mr. Kiernan's family owns 44,503 shares. Mr.
  Kiernan has disclaimed beneficial ownership of these shares.

4 A trust for the benefit of members of Mr. Kidder's family owns 43,000 shares.
  Mr. Kidder has disclaimed beneficial ownership of these shares.

5 A trust for the benefit of members of Mr. Kravis's family owns 50,000 shares.
  Mr. Kravis has disclaimed beneficial ownership of these shares.

6 A trust for the benefit of members of Mr. Raether's family owns 50,000 shares.
  Mr. Raether has disclaimed beneficial ownership of these shares.

7 A private foundation established by Mr. Roberts owns 70,000 shares. Mr.
  Roberts has disclaimed beneficial ownership of these shares.

8 Includes the following shares issuable upon the exercise of outstanding stock options that are exercisable now or within 60 days after September 13, 1996:
  479,200 for Mr. Perrin; 115,000 for Mr. Kidder; 103,750 for Mr. Kiernan; 36,500 for Mr. Bluestein; 42,500 for Mr. Lewis; 37,500 for Mr. Ripert; and 907,325 for all directors and executive officers as a group.

9 Less than 0.1%.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     KKR renders management, consulting and financial services to the Company and its subsidiaries for an annual fee of $600,000, payable quarterly in arrears. The Company believes that this fee is no less favorable than that which could be obtained for comparable services from unaffiliated third parties. Messrs. Kravis, Raether, Roberts and Stuart are general partners of KKR.

     The Common Stock Partnerships hold an aggregate of 41.1 million shares of Common Stock, which they purchased at the time of the Acquisition in June, 1988 at a price of $5.00 per share. The general partner of the Common Stock Partnerships is KKR Associates, a New York limited partnership of which Henry R. Kravis, George R. Roberts, Robert I. MacDonnell, Paul E. Raether, Michael W. Michelson, Saul A. Fox, James H. Greene, Scott M. Stuart, Michael T. Tokarz, Clifton S. Robbins, Perry Golkin and Edward A. Gilhuly are the general partners and certain past and present employees of KKR and partnerships and trusts for the benefit of the families of such general partners and employees and a former partner of KKR are the limited partners. KKR Associates has sole voting and investment power with respect to such shares, except as described in Item 12 on page 14. The funds for these purchases were contributed by the limited partners of the Common Stock Partnerships and KKR Associates from their respective assets.

     The Common Stock Partnerships have the right, under certain circumstances and subject to certain conditions, to require the Company to register under the Securities Act shares of Common Stock held by them. The Common Stock Partnerships have both demand and "piggyback" registration rights. Under the agreements providing for registration rights, the Company will pay all expenses in connection with any such registration. Certain senior Company managers, including eight of its current executive officers, were also given certain "piggyback" registration rights with respect to the Common Stock purchased by them in June, 1988.

     For further information regarding the equity ownership of the Company see "Security Ownership of Certain Beneficial Owners and Management."

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Messrs. Kravis, Raether and Stuart served as members of the Management Compensation and Employee Benefits and Stock Option Committees during fiscal 1996. Messrs. Kravis, Raether and Stuart are general partners of KKR.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) List of documents filed as part of this Annual Report:

          (1) The following consolidated financial statements of Duracell International Inc. and the independent auditors' report are incorporated by reference in Part II, Item 8.

        - Consolidated Income Statement for the years ended June 30, 1996, 1995 and 1994

        - Consolidated Balance Sheet as of June 30, 1996 and 1995

        - Statement of Consolidated Cash Flows for the years ended June 30, 1996, 1995 and 1994

        - Statement of Consolidated Equity for the years ended June 30, 1996, 1995 and 1994

        - Notes to Consolidated Financial Statements

        - Independent Auditors' Report

          (2) The following Financial Statement Schedule is included herein:

         - Schedule II-Valuation and Qualifying Accounts for the years ended
           June 30, 1996, 1995 and 1994..................................Page 23

     Schedules other than those listed above have been omitted from this Report because they are either not required, not applicable, or the required information is included in the Consolidated Financial Statements or the Notes thereto.

     (b) Reports on Form 8-K

         No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

     (c) Exhibits

EXHIBIT
NUMBER                                      DESCRIPTION
- ------ -------------------------------------------------------------------------------------
 3.1   Restated Certificate of Incorporation of Duracell International Inc. (incorporated herein by reference to Exhibit 3.1 to Form S-1 [No. 33-39301] of Duracell
       International Inc.).
 3.2   By-laws of Duracell International Inc. (incorporated herein by reference to Exhibit
       3.2 to Form S-1 [No. 33-39301] of Duracell International Inc.).
 3.3   Amendment adopted April 29, 1991, to the By-laws of Duracell International Inc.
       (incorporated herein by reference to Exhibit 3.3 to Form S-1 [No. 33-39301] of
       Duracell International Inc.).
10.1   Form of Common Stock Subscription Agreement entered into between Duracell Holdings
       Corporation and certain executives as of June 24, 1988, including form of Option
       Agreement attached thereto as Exhibit A (incorporated herein by reference to Exhibit
       10.1 to Form S-1 [No. 33-23528] of Duracell Holdings Corporation).
10.2   Stock Option Plan for Key Employees of Duracell International Inc. and Subsidiaries
       (incorporated herein by reference to Exhibit 4.4 to Form S-8 [No. 33-39817] of
       Duracell International Inc.).
10.3   Duracell Shares Plan (incorporated herein by reference to Exhibit A to Duracell
       International Inc. Proxy Statement relating to the Annual Meeting of Stockholders held on October 27, 1992).
10.4   Amended and Restated Credit Agreement, dated as of March 29, 1991, among Duracell
       International Inc. and certain of its affiliates and the Banks listed therein, including The First National Bank of Chicago as agent (incorporated herein by reference to Exhibit 10.3 to Form S-1 [No. 33-39301] of Duracell International Inc.).

EXHIBIT
NUMBER                                      DESCRIPTION
- ------ -------------------------------------------------------------------------------------
10.5   First Amendment, dated as of June 24, 1991, to the Second Amended and Restated Credit
       Agreement, dated as of March 29, 1991, among Duracell International Inc. and certain of its affiliates and the Banks listed therein, including The First National Bank of
       Chicago, as agent (incorporated herein by reference to Exhibit 10.4 to Duracell
       International Inc. Annual Report on Form 10-K for the year ended June 30, 1991).
10.6   Second Amendment, dated as of August 23, 1991, to the Second Amended and Restated
       Credit Agreement, dated as of March 29, 1991, among Duracell International Inc. and certain of its affiliates and the Banks listed therein, including The First National
       Bank of Chicago, as agent (incorporated herein by reference to Exhibit 10.5 to
       Duracell International Inc. Annual Report on Form 10-K for the year ended June 30,
       1991).
10.7   Third Amendment, dated as of December 13, 1991, to the Second Amended and Restated
       Credit Agreement, dated as of March 29, 1991, among Duracell International Inc. and certain of its affiliates and the Banks listed therein, including The First National
       Bank of Chicago, as agent (incorporated herein by reference to Exhibit 10.7 to
       Duracell International Inc. Annual Report on Form 10-K for the year ended June 30,
       1992).
10.8   Waiver dated as of May 12, 1992, with respect to the Second Amended and Restated
       Credit Agreement, dated as of March 29, 1991, among Duracell International Inc. and certain of its affiliates and the Banks listed therein, including The First National
       Bank of Chicago, as agent (incorporated herein by reference to Exhibit 10.8 to
       Duracell International Inc. Annual Report on Form 10-K for the year ended June 30,
       1992).
10.9   Fourth Amendment, dated as of October 16, 1992, to the Second Amended and Restated
       Credit Agreement, dated as of March 29, 1991, among Duracell International Inc. and certain of its affiliates and the Banks listed therein, including The First National
       Bank of Chicago, as agent (incorporated herein by reference to Exhibit (i) to
       Duracell International Inc. report on Form 10-Q for the quarter ended September 26,
       1992).
10.10  Fifth Amendment, dated as of December 22, 1993, to the Second Amended and Restated
       Credit Agreement, dated as of March 29, 1991, among Duracell International Inc. and certain of its affiliates and the Banks listed therein, including The First National
       Bank of Chicago, as agent (incorporated herein by reference to Exhibit (ii) to
       Duracell International Inc. report on Form 10-Q for the quarter ended December 25,
       1993).
10.11  Sixth Amendment, dated as of October 28, 1994, to the Second Amended and Restated
       Credit Agreement, dated as of March 29, 1991, among Duracell International Inc. and certain of its affiliates and the Banks listed therein, including The First National
       Bank of Chicago, as agent (incorporated herein by reference to Exhibit (ii) to
       Duracell International Inc. report on Form 10-Q for the quarter ended December 31,
       1994).
10.12  Amended and Restated Multi-Option Financing Facility Agreement, dated as of November
       16, 1990, among Duracell Holdings Corporation and certain of its affiliates, and the
       Financial Institutions listed therein, including Bank of America International
       Limited as facility agent and The First National Bank of Chicago as documentation agent (incorporated herein by reference to Exhibit to Duracell Holdings Corporation's report on Form 10-Q for the quarter ended December 29, 1990).
10.13  First Amendment, dated as of March 19, 1991, to the Amended and Restated Multi-Option
       Financing Facility Agreement, dated as of November 16, 1990, among Duracell
       International Inc. and certain affiliates and the Financial Institutions listed therein, including Bank of America International Limited as facility agent and The
       First National Bank of Chicago as documentation agent (incorporated herein by reference to Exhibit 10.6 to Form S-1 [No. 33-39301] of Duracell International Inc.).

EXHIBIT
NUMBER                                      DESCRIPTION
- ------ -------------------------------------------------------------------------------------
10.14  Second Amendment, dated as of June 24, 1991, to the Amended and Restated Multi-Option
       Financing Facility Agreement, dated as of November 16, 1990 among Duracell
       International Inc. and certain of its affiliates, the Financial Institutions listed therein, including Bank of America International Limited as facility agent and The
       First Bank of Chicago as documentation agent (incorporated herein by reference to
       Exhibit 10.8 to Duracell International Inc. Annual Report on Form 10-K for the year ended June 30, 1991).
10.15  Third Amendment, dated as of August 23, 1991, to the Amended and Restated
       Multi-Option Financing Facility Agreement, dated as of November 16, 1990 among
       Duracell International Inc. and certain of its affiliates, the Financial Institutions listed therein, including Bank of America International Limited as facility agent and
       The First Bank of Chicago as documentation agent (incorporated herein by reference to
       Exhibit 10.9 to Duracell International Inc. Annual Report on Form 10-K for the year ended June 30, 1991).
10.16  Fourth Amendment, dated as of December 13, 1991, to the Amended and Restated
       Multi-Option Financing Facility Agreement, dated as of November 16, 1990, among
       Duracell International Inc. and certain affiliates and the Financial Institutions listed therein, including Bank of America International Limited as facility agent and
       The First National Bank of Chicago as documentation agent (incorporated herein by reference to Exhibit 10.13 to Duracell International Inc. Annual Report on Form 10-K
       for the year ended June 30, 1992).
10.17  Fifth Amendment and Waiver, dated as of May 15, 1992, to the Amended and Restated
       Multi-Option Financing Facility Agreement, dated as of November 16, 1990 among
       Duracell International Inc. and certain of its affiliates, the Financial Institutions listed therein, including Bank of America International Limited as facility agent and
       The First National Bank of Chicago as documentation agent (incorporated herein by reference to Exhibit 10.14 to Duracell International Inc. Annual Report on Form 10-K
       for the year ended June 30, 1992).
10.18  Sixth Amendment, dated as of October 16, 1992, to the Amended and Restated
       Multi-Option Financing Facility Agreement, dated as of November 16, 1990 among
       Duracell International Inc. and certain of its affiliates, the Financial Institutions listed therein, including Bank of America International Limited as facility agent and
       The First National Bank of Chicago as documentation agent (incorporated herein by reference to Exhibit (ii) to Duracell International Inc. report on Form 10-Q for the quarter ended September 26, 1992).
10.19  Seventh Amendment, dated as of August 30, 1993, to the Amended and Restated
       Multi-Option Financing Facility Agreement, dated as of November 16, 1990 among
       Duracell International Inc. and certain of its affiliates, the Financial Institutions listed therein, including Bank of America International Limited as facility agent and
       The First National Bank of Chicago as documentation agent (incorporated herein by reference to Exhibit 10.17 to Duracell International Inc. Annual Report on Form 10-K
       for the year ended June 30, 1993).
10.20  Eighth Amendment, dated as of December 22, 1993, to the Amended and Restated
       Multi-Option Financing Facility Agreement, dated as of November 16, 1990 among
       Duracell International Inc. and certain of its affiliates, the Financial Institutions listed therein, including Bank of America International Limited as facility agent and
       The First National Bank of Chicago as documentation agent (incorporated herein by reference to Exhibit (iii) to Duracell International Inc. report on Form 10-Q for the quarter ended December 25, 1993).
10.21  Ninth Amendment, dated as of October 28, 1994, to the Amended and Restated
       Multi-Option Financing Facility Agreement, dated as of November 16, 1990, among
       Duracell International Inc. and certain of its affiliates, the Financial Institutions listed therein, including Bank of America International Limited as facility agent and the First National Bank of Chicago as documentation agent (Incorporated herein by reference to Exhibit (iii) to Duracell International Inc. report on Form 10-Q for the quarter ended December 31, 1994).

EXHIBIT
NUMBER                                      DESCRIPTION
- ------ -------------------------------------------------------------------------------------
10.22  Stock Purchase Agreement, dated as of May 4, 1988, as amended and restated as of June
       23, 1988, by and between Duracell International Inc. and Kraft, Inc., including list of omitted schedules (incorporated herein by reference to Exhibit 21 to Form S-1 [No.
       33-23528] of Duracell Holdings Corporation).
11.1   Duracell International Inc. computation of earnings per share of Common Stock for the years ended June 30, 1996, 1995 and 1994.
13.2   Pages 32 through 56 of the Company's Annual Report to Stockholders for the year ended
       June 30, 1996.
21.1   Active Subsidiaries and Branches of Duracell International Inc.
23.0   Consent of Deloitte & Touche LLP.
24.0   Powers of Attorney.
27.0   Financial Data Schedule (as required by the SEC for EDGAR filers).

     (d) The Company has no unconsolidated subsidiaries.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DURACELL INTERNATIONAL INC.

Date: September 23, 1996                  By /s/  ROBERT A. BURGHOLZER, JR.

                                            -----------------------------
                                              Robert A. Burgholzer, Jr.
                                            Vice President and Controller
                                                (Principal Accounting
                                                       Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated this 23rd day of September, 1996

                   SIGNATURE                                            TITLE
- -----------------------------------------------        ---------------------------------------
            /s/  CHARLES R. PERRIN                     Chairman of the Board and Chief
- -----------------------------------------------        Executive Officer
               Charles R. Perrin*
              /s/  G. WADE LEWIS                       Director, Senior Vice President,
- -----------------------------------------------        Finance and Chief Financial Officer
                 G. Wade Lewis
            /s/  CHARLES E. KIERNAN                    Director, President and Chief Operating
- -----------------------------------------------        Officer
              Charles E. Kiernan*
            /s/  EARNEST J. EDWARDS                    Director
- -----------------------------------------------
              Earnest J. Edwards*
             /s/  C. ROBERT KIDDER                     Director
- -----------------------------------------------
               C. Robert Kidder*
             /s/  HENRY R. KRAVIS                      Director
- -----------------------------------------------
                Henry R. Kravis*
             /s/  ARNO A. PENZIAS                      Director
- -----------------------------------------------
                Arno A. Penzias*
             /s/  PAUL E. RAETHER                      Director
- -----------------------------------------------
                Paul E. Raether*
            /s/  GEORGE R. ROBERTS                     Director
- -----------------------------------------------
               George R. Roberts*

                   SIGNATURE                                            TITLE
- -----------------------------------------------        ---------------------------------------
           /s/  WILLIAM S. SHANAHAN                    Director
- -----------------------------------------------
              William S. Shanahan*
                                                       Director
- -----------------------------------------------
                  Paula Stern

             /s/  SCOTT M. STUART                      Director
- -----------------------------------------------
                Scott M. Stuart*

            * By /s/ G. WADE LEWIS
                 -------------------
                    G. Wade Lewis
                  Attorney-In-Fact

                          INDEPENDENT AUDITORS' REPORT

Duracell International Inc.:

     We have audited the consolidated financial statements of Duracell International Inc. and its subsidiaries as of June 30, 1996 and 1995 and for each of the three years in the period ended June 30, 1996, and have issued our report thereon dated August 9, 1996 (September 12, 1996 as to the announcement of the merger described in Note 17); such consolidated financial statements and report are included in your 1996 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Duracell International Inc. and its subsidiaries, listed in Item 14(a)(2). This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Stamford, Connecticut
August 9, 1996

                                                                     SCHEDULE II

                          DURACELL INTERNATIONAL INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994
                                 (IN MILLIONS)

                                                              (C)
                                        (B)                ADDITIONS
                                      BALANCE      -------------------------                       (E)
                                        AT         CHARGED TO     CHARGED TO                        BALANCE
                (A)                  BEGINNING     COSTS AND        OTHER             (D)           AT END
            DESCRIPTION               OF YEAR       EXPENSES      ACCOUNTS(1)    DEDUCTIONS(2)      OF YEAR
- -----------------------------------  ---------     ----------     ----------     -------------     ---------
Allowance for Doubtful Accounts
1996...............................    $19.1         $ 10.5         $ (0.5)          $(6.5)          $22.6
1995...............................    $23.2         $  6.3         $ (0.9)          $(9.5)          $19.1
1994...............................    $18.1         $  9.0         $  0.4           $(4.3)          $23.2

- ---------------
Notes: (1) Principally foreign exchange.

       (2) Principally write-offs.

                                EXHIBIT INDEX



EXHIBIT
NUMBER                                      DESCRIPTION
- ------ -----------------------------------------------------------------------

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



EXHIBIT
NUMBER                                      DESCRIPTION
- ------ -------------------------------------------------------------------------------------
10.14  Second Amendment, dated as of June 24, 1991, to the Amended and Restated Multi-Option
       Financing Facility Agreement, dated as of November 16, 1990 among Duracell
       International Inc. and certain of its affiliates, the Financial Institutions listed therein, including Bank of America International Limited as facility agent and The
       First Bank of Chicago as documentation agent (incorporated herein by reference to
       Exhibit 10.8 to Duracell International Inc. Annual Report on Form 10-K for the year ended June 30, 1991).
10.15  Third Amendment, dated as of August 23, 1991, to the Amended and Restated
       Multi-Option Financing Facility Agreement, dated as of November 16, 1990 among
       Duracell International Inc. and certain of its affiliates, the Financial Institutions listed therein, including Bank of America International Limited as facility agent and
       The First Bank of Chicago as documentation agent (incorporated herein by reference to
       Exhibit 10.9 to Duracell International Inc. Annual Report on Form 10-K for the year ended June 30, 1991).
10.16  Fourth Amendment, dated as of December 13, 1991, to the Amended and Restated
       Multi-Option Financing Facility Agreement, dated as of November 16, 1990, among
       Duracell International Inc. and certain affiliates and the Financial Institutions listed therein, including Bank of America International Limited as facility agent and
       The First National Bank of Chicago as documentation agent (incorporated herein by reference to Exhibit 10.13 to Duracell International Inc. Annual Report on Form 10-K
       for the year ended June 30, 1992).
10.17  Fifth Amendment and Waiver, dated as of May 15, 1992, to the Amended and Restated
       Multi-Option Financing Facility Agreement, dated as of November 16, 1990 among
       Duracell International Inc. and certain of its affiliates, the Financial Institutions listed therein, including Bank of America International Limited as facility agent and
       The First National Bank of Chicago as documentation agent (incorporated herein by reference to Exhibit 10.14 to Duracell International Inc. Annual Report on Form 10-K
       for the year ended June 30, 1992).
10.18  Sixth Amendment, dated as of October 16, 1992, to the Amended and Restated
       Multi-Option Financing Facility Agreement, dated as of November 16, 1990 among
       Duracell International Inc. and certain of its affiliates, the Financial Institutions listed therein, including Bank of America International Limited as facility agent and
       The First National Bank of Chicago as documentation agent (incorporated herein by reference to Exhibit (ii) to Duracell International Inc. report on Form 10-Q for the quarter ended September 26, 1992).
10.19  Seventh Amendment, dated as of August 30, 1993, to the Amended and Restated
       Multi-Option Financing Facility Agreement, dated as of November 16, 1990 among
       Duracell International Inc. and certain of its affiliates, the Financial Institutions listed therein, including Bank of America International Limited as facility agent and
       The First National Bank of Chicago as documentation agent (incorporated herein by reference to Exhibit 10.17 to Duracell International Inc. Annual Report on Form 10-K
       for the year ended June 30, 1993).
10.20  Eighth Amendment, dated as of December 22, 1993, to the Amended and Restated
       Multi-Option Financing Facility Agreement, dated as of November 16, 1990 among
       Duracell International Inc. and certain of its affiliates, the Financial Institutions listed therein, including Bank of America International Limited as facility agent and
       The First National Bank of Chicago as documentation agent (incorporated herein by reference to Exhibit (iii) to Duracell International Inc. report on Form 10-Q for the quarter ended December 25, 1993).
10.21  Ninth Amendment, dated as of October 28, 1994, to the Amended and Restated
       Multi-Option Financing Facility Agreement, dated as of November 16, 1990, among
       Duracell International Inc. and certain of its affiliates, the Financial Institutions listed therein, including Bank of America International Limited as facility agent and the First National Bank of Chicago as documentation agent (Incorporated herein by reference to Exhibit (iii) to Duracell International Inc. report on Form 10-Q for the quarter ended December 31, 1994).
10.22  Stock Purchase Agreement, dated as of May 4, 1988, as amended and restated as of June
       23, 1988, by and between Duracell International Inc. and Kraft, Inc., including list of omitted schedules (incorporated herein by reference to Exhibit 21 to Form S-1 [No.
       33-23528] of Duracell Holdings Corporation).
11.1   Duracell International Inc. computation of earnings per share of Common Stock for the years ended June 30, 1996, 1995 and 1994.
13.2   Pages 32 through 56 of the Company's Annual Report to Stockholders for the year ended
       June 30, 1996.
21.1   Active Subsidiaries and Branches of Duracell International Inc.
23.0   Consent of Deloitte & Touche LLP.
24.0   Powers of Attorney.
27.0   Financial Data Schedule (as required by the SEC for EDGAR filers).
