Form 10-Q
period 1996-09-28
DURACELL INTERNATIONAL INC
filed 1996-11-07
CIK 873482

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 28, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to


                         Commission File Number 1-10747

                           Duracell International Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



               Delaware                                          06-1240267
-------------------------------                             -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification No.)



Berkshire Corporate Park, Bethel, CT                             06801
----------------------------------------                         -----
(Address of principal executive offices)                      (Zip Code)



Registrant's telephone number, including area code               (203) 796-4000
                                                                 --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                        ---    ---

Number of Shares of Common Stock, Par Value $.01,
   Outstanding as of October 26, 1996                               120,410,100
                                                                    -----------

                           DURACELL INTERNATIONAL INC.


                                TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION:

     Consolidated Unaudited Financial Statements

         Consolidated Income Statement for the Three Fiscal Months             1
         Ended September 28, 1996 and September 30, 1995

         Consolidated Balance Sheet - September 28, 1996 and                   2
         June 30, 1996

         Statement of Consolidated Cash Flows for the Three Fiscal             3
         Months Ended September 28, 1996 and September 30, 1995


         Notes to Consolidated Financial Statements                          4-6

     Management's Discussion and Analysis of Results of Operations           7-9
     and Financial Condition

PART II. OTHER INFORMATION:

     Item 6.  Exhibits and Reports on Form 8-K                                10

Duracell International Inc.
Consolidated Income Statement
(Unaudited)


                                                    For the Three Fiscal Months Ended
-------------------------------------------------------------------------------------
                                                      September 28,   September 30,
In millions, except per share amounts                     1996            1995
-------------------------------------------------------------------------------------
Revenue                                                   $  596.9      $  538.9
                                                          --------      --------
Operating expenses:
     Cost of products sold                                   238.7         200.7
     Selling, general and administrative expenses            244.8         234.9
                                                          --------      --------
          Total operating expenses                           483.5         435.6
                                                          --------      --------
Operating income                                             113.4         103.3
Interest expense                                               6.6           6.9
Other expense                                                  3.4           1.0
Mark-to-market (gain) loss                                    (3.4)          7.6
                                                          --------      --------
Income before income taxes                                   106.8          87.8
Provision for income taxes                                    40.9          34.2
                                                          --------      --------
Net income                                                $   65.9      $   53.6
                                                          ========      ========
Earnings per share                                        $   0.54      $   0.44
                                                          ========      ========
Weighted average shares and share equivalents
    outstanding                                              121.2         120.6
                                                          ========      ========
Cash dividends per share on common stock                  $   0.29      $   0.26
                                                          ========      ========


See notes to consolidated financial statements.

Duracell International Inc.
Consolidated Balance Sheet


                                                                  September 28,   June 30,
In millions                                                           1996          1996
                                                                   (unaudited)
------------------------------------------------------------------------------------------
ASSETS

Current assets:
     Cash and cash equivalents                                       $   33.9     $   43.6
     Accounts receivable, less allowance of $21.2 and $22.6             535.7        473.3
     Inventories                                                        327.5        318.4
     Deferred income taxes                                               30.1         31.4
     Prepaid and other current assets                                    55.6         59.3
                                                                     --------     --------
          Total current assets                                          982.8        926.0
Property, plant and equipment, net of accumulated depreciation of
  $291.6 and $279.3                                                     527.2        492.1
Intangibles, net of accumulated amortization of $384.4 and $374.3     1,260.3      1,271.7
Other assets                                                             42.8         38.7
                                                                     --------     --------
          Total assets                                               $2,813.1     $2,728.5
                                                                     ========     ========

LIABILITIES AND EQUITY

Current liabilities:
     Accounts payable                                                $  131.6     $  136.8
     Short-term borrowings                                               38.4         54.0
     Accrued liabilities                                                222.4        195.4
                                                                     --------     --------
          Total current liabilities                                     392.4        386.2
Long-term debt                                                          564.4        521.1
Postretirement benefits other than pensions                             103.8        103.3
Deferred income taxes                                                   245.1        260.8
Other non-current liabilities                                            62.0         53.9
                                                                     --------     --------
          Total liabilities                                           1,367.7      1,325.3
                                                                     --------     --------
Commitments and contingencies
Equity:
     Common stock and capital surplus                                 1,158.7      1,148.8
     Retained earnings                                                  367.0        335.7
     Accumulated translation adjustment                                 (39.1)       (40.1)
     Treasury stock                                                     (41.2)       (41.2)
                                                                     --------     --------
          Total equity                                                1,445.4      1,403.2
                                                                     --------     --------
          Total liabilities and equity                               $2,813.1     $2,728.5
                                                                     ========     ========


See notes to consolidated financial statements.

Duracell International Inc.
Statement of Consolidated Cash Flows
(Unaudited)


                                                          For the Three Fiscal Months Ended
-------------------------------------------------------------------------------------------
                                                             September 28, September 30,
In millions                                                       1996         1995
-------------------------------------------------------------------------------------------
Operating activities:
     Net income                                                  $  65.9     $  53.6
     Adjustments to reconcile net income to cash provided by
     operating activities:
             Depreciation                                           12.6        11.7
             Amortization                                           12.7        11.7
             Provision for deferred taxes                           (4.1)       (7.3)
             Other noncash items                                    (1.4)       10.1
             (Increase) decrease in:
                 Accounts receivable                               (60.4)      (64.5)
                 Inventories                                        (8.5)        0.7
                 Other working capital                              26.6        48.6
                                                                 -------     -------
     Cash provided by operating activities                          43.4        64.6
                                                                 -------     -------
Investing activities:
     Purchase of property, plant and equipment                     (46.9)      (28.8)
     Proceeds from sale of assets and other                         (5.7)       (0.1)
                                                                 -------     -------
     Cash used by investing activities                             (52.6)      (28.9)
                                                                 -------     -------
Financing activities:
     Issuance of common stock                                        8.7         3.5
     Dividends paid                                                (34.6)      (30.7)
     Issuance (repayment) of revolving credit borrowings, net       (3.3)        5.4
     Issuance of commercial paper, net                              46.4         1.4
     Net change in other borrowings and other                      (16.8)      (13.8)
                                                                 -------     -------
     Cash provided (used) by financing activities                    0.4       (34.2)
                                                                 -------     -------
Effect of exchange rate changes on cash                             (0.9)        0.8
                                                                 -------     -------
Increase (decrease) in cash and cash equivalents                    (9.7)        2.3
Cash and cash equivalents, beginning of period                      43.6        35.0
                                                                 -------     -------
Cash and cash equivalents, end of period                         $  33.9     $  37.3
                                                                 =======     =======
Cash paid during the period for:
     Interest                                                    $   8.9     $   8.7
                                                                 =======     =======
     Taxes                                                       $   5.4     $   2.1
                                                                 =======     =======


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


2.       INVENTORIES

         The cost of inventories by stage of manufacture was:


                                                        September 28,   June 30,
                                                             1996         1996
                                                             ----         ----
Finished goods                                              $ l88.4      $ 174.2
Work in process                                                88.8         87.3
Raw materials and supplies                                     50.3         56.9
                                                            -------      -------
Total                                                       $ 327.5      $ 318.4
                                                            =======      =======

3.       EQUITY

         The Company paid cash dividends of $0.29 and $0.26 per share of common stock during the first three months of fiscal 1997 and 1996, respectively. Total dividends paid during these periods were $34.6 and $30.7, respectively.

         Common stock and capital surplus increased $9.9 reflecting proceeds of $8.7 from stock option exercises and $1.2 of tax benefits arising from stock option transactions.

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

5.       COMMITMENTS AND CONTINGENCIES

         In September, 1994, the Company entered into an administrative order by consent with the U.S. Environmental Protection Agency ("EPA") whereunder it has submitted to the EPA a plan for a complete remedial investigation and feasibility study ("RIFS") relating to mercury and volatile organic compounds contamination at its Lexington, North Carolina manufacturing site. The investigation work under the RIFS has been completed and certain supplemental investigatory activities are presently being discussed with the EPA. Comprehensive remediation actions have taken place at the Lexington site over many years, but additional remediation work will be necessary based upon the outcome of the RIFS. As of September 28, 1996, the Company believes that reasonably estimable investigatory and remediation costs will be approximately $6, which is fully reserved. However, site investigation is not yet complete and the remediation plan has not been agreed to by the EPA. The Company believes that if additional remedial work is required, such additional remediation would not likely exceed an additional $10.


6.       PROPOSED MERGER

         On September 12, 1996 it was announced that the Company had signed an agreement to merge with The Gillette Company ("Gillette"). The merger is expected to be completed by the end of calendar 1996, following approval of both Duracell and Gillette shareholders. Under the terms of the merger agreement, each outstanding share of Duracell common stock will be exchanged for .904 shares of Gillette common stock. In the event the merger is not completed because of specific conditions outlined in the merger agreement, a fee of $150 plus expenses (not to exceed $15) shall be payable to Gillette. In connection with the merger, the Company will incur approximately $40 of expenses for legal, accounting and investment banking fees. Because the majority of these fees are payable only if the merger is consummated, such fees will be recorded upon completion of the merger.

7.       SUBSEQUENT EVENT

         On October 21, 1996 the Company purchased the SUNPOWER trademark and consumer battery sales and distribution operations in South Korea from STC Corporation for approximately $109. SUNPOWER is a leading alkaline battery brand in South Korea.

Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

Summarized below are the results of operations for the three fiscal months ended September 28, 1996 and September 30, 1995 (in millions, except per share amounts):




                                        THREE FISCAL MONTHS ENDED      % CHANGE
                                        -------------------------      --------
                                          SEPT. 28,    SEPT. 30,
                                            1996         1995     REPORTED  PERF. *
                                            ----         ----     --------  -------
Alkaline unit volume:
     North America                          402.5        371.8        8       8
     Europe                                 168.2        149.8       12      12
     Other International Markets            178.6        171.9        4       4
                                          -------      -------
                                            749.3        693.5        8       8
                                          =======      =======
 Revenue:
     North America                        $ 337.8      $ 312.9        8       8
     Europe                                 139.9        135.7        3       3
     Other International Markets            119.2         90.3       32      36
                                          -------      -------
                                          $ 596.9      $ 538.9       11      11
                                          =======      =======
Operating income:
     North America                        $  90.6      $  87.7        3       3
     Europe                                  27.6         26.8        3       1
     Other International Markets             18.8         11.5       63      67
                                          -------      -------
                                            137.0        126.0        9       9
     Corporate/R&D                          (23.6)       (22.7)      (4)     (4)
                                          -------      -------
                                          $ 113.4      $ 103.3       10      10
Interest expense                              6.6          6.9        4       1
Other expense                                 3.4          1.0       NM      NM
Mark-to-market (gain) loss                   (3.4)         7.6       NM      NM
                                          -------      -------
Income before income taxes                  106.8         87.8       22      20
Tax expense                                  40.9         34.2      (20)    (19)
Effective tax rate                           38.3%        38.9%     0.6pp   0.6pp
                                          -------      -------
Net income                                $  65.9      $  53.6       23      20
                                          =======      =======
Earnings Per Share                        $  0.54      $  0.44       23      20
                                          =======      =======

* Performance - adjusted for foreign exchange (i.e., foreign currency translation, defined as the impact of translating the income statement from local currency to U.S. dollars).

OVERVIEW

Earnings for the first quarter ended September 28, 1996 were $64 million or $0.53 per share before an unrealized accounting gain, an increase of 10% from $0.48 per share in the year-earlier quarter. Inclusive of the unrealized accounting gain, which resulted from "marking to market" the Company's forward foreign currency contracts for intercompany purchases, net income totaled $66 million, or $0.54 per share.

NORTH AMERICA

Alkaline volume grew 8%, reflecting continued alkaline market growth (i.e. device growth), led by the mass merchandiser chains and warehouse clubs, and market share gains. Sales also increased 8%, reflecting the volume growth and the benefits of price increases implemented during July 1996, as well as increased nickel metal hydride revenues. Partially offsetting these factors was the impact of unfavorable product mix, including larger size multipacks. Higher costs associated with manufacturing new DURACELL PowerCheck batteries plus the ongoing trend toward larger pack sizes restricted operating income growth in North America to just 3% in the quarter.

EUROPE

Alkaline volume increased 12%, due to strong demand for DURACELL PowerCheck batteries, distribution gains in Eastern Europe, higher shipments of non-Duracell brand batteries and promotional activity. However, the impact of larger pack sizes, pricing pressures and increased volumes in the lower priced markets of Eastern Europe held revenue and operating income growth to 3%.

OTHER INTERNATIONAL MARKETS

Alkaline volume growth was 4% for the quarter--below recent trends. Continuing geographic expansion and broader distribution in China, economic stability in Brazil and favorable year-on-year comparisons in Mexico were partially offset by economic weakness in Venezuela and Australia as well as the transition to a direct sales force in portions of Southern Asia.

The revenue increase of 32% reflects the volume growth, pricing actions and the incremental sales from Eveready South Africa (acquired during the fourth quarter of fiscal 1996). Operating income increased faster than revenue as a result of operating leverage, bolstered by the acquisition of Eveready South Africa.

FINANCIAL CONDITION

                                                              Three Fiscal Months Ended
                                                              -------------------------
                                                             September 28,  September 30,
                                                                 1996           1995
                                                             -------------  -------------
Cash provided by operating activities .....................    $  43.4         $  64.6
Capital expenditures ......................................       46.9            28.8
Dividends paid ............................................       34.6            30.7
Debt reduction (borrowings), net ..........................      (26.2)            7.0

CASH FLOW

Cash provided by operating activities was used principally for continued investment in the business through capital expenditures and the payment of cash dividends to shareholders. Cash provided by operating activities decreased as a result of working capital changes related to continued growth. Capital expenditures increased for alkaline capacity expansion at existing manufacturing sites, construction of new alkaline manufacturing facilities in China and India, and equipment for the production of lithium ion batteries.

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

Dividends paid increased 13%, as a result of the February 1996 per share dividend increase from $0.26 per share to $0.29 per share.

As of September 28, 1996, the Company had $818 million in contractually committed lines of credit from long-term bank credit facilities under which $530 million was outstanding. Commitments under the facilities are used to support commercial paper, of which $480 million was outstanding at September 28, 1996. The Company's commercial paper program is rated investment grade. Unused borrowing capacity under its principal bank credit facilities at September 28, 1996 was $288 million.

Taxes paid ($5.4 million) were low in relation to the tax provision ($40.9 million) due to the timing of tax payments.

PROPOSED MERGER

On September 12, 1996 it was announced that the Company had signed an agreement to merge with The Gillette Company ("Gillette"). The merger is expected to be completed by the end of calendar 1996, following approval of both Duracell and Gillette shareholders. Under the terms of the merger agreement, each outstanding share of Duracell common stock will be exchanged for .904 shares of Gillette common stock. In the event the merger is not completed because of specific conditions outlined in the merger agreement, a fee of $150 million plus expenses (not to exceed $15 million) shall be payable to Gillette. In connection with the merger, the Company will incur approximately $40 million of expenses for legal, accounting and investment banking fees. Because the majority of these fees are payable only if the merger is consummated, such fees will be recorded upon completion of the merger.

                                     PART II

                                OTHER INFORMATION



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  (i)      Statement re:  computation of earnings per share.


         (b)      Reports on Form 8-K

                  On September 16, 1996, the Company filed a report on Form 8-K. This filing explained the Company's proposed merger with The Gillette Company.

                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                        DURACELL INTERNATIONAL INC.



November 7, 1996

                                        By: Robert A. Burgholzer, Jr.
                                            ------------------------------
                                            Robert A. Burgholzer, Jr.
                                            Vice President and Controller
                                            (Principal Accounting Officer)

                                EXHIBIT INDEX


EXHIBIT NO.                               DESCRIPTION

   11 (i)                  Statement re: computation of earnings per share
   27                      Financial data schedule